Form 10-Q
period 2000-03-31
DIGITAS INC
filed 2000-05-15
CIK 1100885

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM      TO

     COMMISSION FILE NUMBER: 000-26303

                                  DIGITAS INC.
             (Exact Name of Registrant as Specified in Its Charter)



                DELAWARE                                  04-3494311
      (State or Other Jurisdiction                     (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

          The Prudential Tower
 800 Boylston Street, Boston, Massachusetts                 02199
     (Address of Principal Executive                      (Zip Code)
                Offices)
                                    617-867-1000
                (Registrant's Telephone Number, Including Area Code)

                                        NA
                (Former Name, Former Address and Former Fiscal Year,
                            if Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

     The registrant has been subject to such filing requirements since March 13, 2000, less than 90 days.

     As of March 31, 2000 there were 57,425,645 shares of Common Stock, $.01 par value, outstanding.


-------------------------------------------------------------------------------
                                                                          PAGE 1

                                  DIGITAS INC.

                                    Form 10-Q
                                Table of Contents
                                 March 31, 2000




                                                                           PAGE
                                                                          NUMBER
                                                                          ------


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
         Statement of Operations for the Three Months Ended
           March 31, 2000 and 1999.....................................     3

         Balance Sheet as of March 31, 2000 and
         December 31, 1999.............................................     4

         Statement of Cash Flows for the Three Months
         Ended March 31, 2000 and 1999.................................     5

         Notes to Financial Statements.................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....     8


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................     9

Signatures.............................................................    10

Exhibit 10.1...........................................................    11

Exhibit 11.1...........................................................    17

Exhibit 27.1...........................................................    18


-------------------------------------------------------------------------------
                                                                          PAGE 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                  DIGITAS INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                             --------------------------
                                                                               March 31,        March 31,
                                                                                 2000             1999
                                                                             -----------       -----------
Revenue.....................................................                 $    63,094       $    38,813

Operating expenses:
  Professional services costs...............................                      33,413            20,041
  Selling, general and administrative expenses..............                      21,649            13,905
  Stock-based compensation..................................                       3,661                 -
  Amortization of intangible assets.........................                       9,171             9,172
                                                                             -----------       -----------
  Total operating expenses..................................                      67,894            43,118
                                                                             -----------       -----------

Loss from operations........................................                      (4,800)           (4,305)

Other income (expense):
  Interest income...........................................                         230                 -
  Interest expense..........................................                      (1,510)           (1,647)
  Unrealized gain on investment.............................                         504                 -
  Other miscellaneous income................................                          98                 -
                                                                             -----------       -----------
Loss before provision for income taxes......................                      (5,478)           (5,952)
Provision for income taxes..................................                        (406)              (91)
                                                                             -----------       -----------
Loss from continuing operations.............................                      (5,884)           (6,043)

Extraordinary loss relating to early extinguishment of
 debt (net of tax benefit of $175)..........................                      (1,653)                -
                                                                             -----------       -----------
Net loss....................................................                 $    (7,537)       $   (6,043)
                                                                             ===========       ===========

Net loss per share (Note 2)- basic and diluted
 Loss from continuing operations............................                 $     (0.11)       $    (0.12)
 Extraordinary loss.........................................                       (0.03)                -
                                                                             -----------       -----------
 Net loss...................................................                 $     (0.14)       $    (0.12)
                                                                             ===========       ===========
Weighted average common shares outstanding (Note 2)
  Basic and diluted.........................................                      51,982            50,086
                                                                             ===========       ===========


The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------
                                                                          PAGE 3

                                  DIGITAS INC.
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               March 31,       December 31,
                                                                                  2000             1999
                                                                               ----------       ----------
                                                                               (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents......................................              $ 44,661           $    441
  Accounts receivable, net of allowance for doubtful accounts of $1,134 and $1,053 at March 31, 2000 and December 31, 1999,
   respectively..................................................                44,843             40,296
  Accounts receivable, unbilled..................................                38,775             25,521
  Other current assets...........................................                 2,777              1,999
                                                                                --------          --------
   Total current assets..........................................               131,056             68,257
Fixed assets, net................................................                20,721             20,237
Intangible assets, net...........................................               153,001            162,172
Other assets.....................................................                   317              2,223
                                                                                --------          --------
   Total assets..................................................              $305,095           $252,889
                                                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................              $ 13,160           $ 15,352
  Current portion of long-term debt..............................                   194              7,530
  Billings in excess of cost and estimated earnings on
   uncompleted contracts.........................................                20,090             17,761
  Accrued expenses...............................................                 9,780             12,717
  Accrued compensation...........................................                 8,648             16,369
  Capital lease obligations......................................                   397                398
                                                                                --------          --------
   Total current liabilities.....................................                52,269             70,127
Long-term debt, less current portion.............................                 1,207             62,422
Capital lease obligation, long-term portion......................                   372                456
Other long-term liabilities......................................                    48                 48
                                                                               ---------         ---------
   Total liabilities.............................................                53,896            133,053

Commitments

Shareholders' equity:
  Preferred shares, $.01 par value per share; 25,000,000 shares
   authorized and none issued and outstanding at March 31, 2000.                      -                  -
  Common shares, no par value per share, 50,703,480 shares
   authorized, issued and outstanding at December 31, 1999......                      -                  -
  Common shares, $.01 par value per share, 175,000,000 shares authorized and 57,425,645 shares issued and outstanding at
   March 31, 2000...............................................                    574                  -
  Additional paid-in capital....................................                361,333            208,153
  Accumulated deficit...........................................                (47,565)           (40,028)
  Deferred compensation.........................................                (63,143)           (48,289)
                                                                               ---------          --------
   Total shareholders' equity...................................                251,199            119,836
                                                                               ---------          --------
   Total liabilities and shareholders' equity...................               $305,095           $252,889
                                                                               =========          ========


The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------
                                                                          PAGE 4

                                   DIGITAS INC.
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                              -------------------------
                                                                              March 31,         March 31,
                                                                                2000              1999
                                                                              ---------         ---------
Cash flows from operating activities:
 Net loss..................................................                    $  (7,537)         $ (6,043)
Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization.............................                       11,309            10,680
 Gain on disposal of fixed assets..........................                            -               (53)
 Unrealized gain on investment.............................                         (504)                -
 Stock-based compensation..................................                        3,661                 -
 Provision for doubtful accounts...........................                          141              (153)
 Extraordinary loss........................................                        1,653                 -
 Changes in operating assets and liabilities:
  Accounts receivable......................................                       (4,688)           (2,579)
  Accounts receivable, unbilled............................                      (13,254)          (11,483)
  Other current assets.....................................                         (274)             (251)
  Other assets.............................................                            -              (282)
  Accounts payable.........................................                       (2,192)             (224)
  Billings in excess of costs and estimated
   earnings on uncompleted contracts.......................                        2,329             2,408
  Accrued expenses.........................................                         (651)            6,078
  Accrued compensation.....................................                       (5,400)           (4,808)
                                                                                 --------          --------
   Net cash used in operating activities...................                      (15,407)           (6,710)
                                                                                 --------          --------
Cash flows from investing activities:
 Purchase of fixed assets..................................                       (2,544)           (1,263)
 Business acquired net of cash.............................                            -           (65,200)
                                                                                 --------          --------
Net cash used in investing activities......................                       (2,544)          (66,463)
                                                                                 --------          --------
Cash flows from financing activities:
 Principal payments under capital lease obligations........                          (85)              (23)
 Net proceeds from line of credit, bank....................                            -             7,500
 Proceeds from note payable, bank, net of debt issuance
  costs....................................................                            -            70,558
 Payment of note payable, tenant allowances................                          (46)              (27)
 Payment of notes payable, bank............................                      (68,505)                -
 Payment of notes payable, shareholders....................                       (4,432)                -
 Distributions to shareholders.............................                            -            (2,461)
 Proceeds from issuance of common stock....................                      135,239                 -
                                                                                --------          --------
Net cash provided by financing activities..................                       62,171            75,547
                                                                                --------          --------
Net increase in cash and cash equivalents..................                       44,220             2,374
Cash and cash equivalents, beginning of period.............                          441                37
                                                                                --------          --------
Cash and cash equivalents, end of period...................                    $  44,661         $   2,411
                                                                                ========          ========
Supplemental disclosure of cash flow information:
 Cash paid for taxes.......................................                    $     968        $     393
 Cash paid for interest....................................                        1,588            1,326
Supplemental disclosures of noncash investing and
  financing activities:
 Issuance of notes payable to shareholders (Note 4)........                    $   4,432                -
 Change in par value of common stock.......................                          507                -


The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------
                                                                          PAGE 5

DIGITAS INC.
NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Digitas Inc. (the "Company") in accordance with generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods presented. The results for these periods are not necessarily indicative of the results to be expected for any future period or the full fiscal year.


2.  NET LOSS PER SHARE

Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

As of March 31, 1999 and 2000, no options and warrants were included in the above calculation as their effect would have been antidilutive.


3.  CAPITAL STOCK

On March 16, 2000, the Company completed an initial public offering of Common Stock which resulted in the issuance of 6,200,000 shares of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $134.7 million.

During the quarter ended March 31, 2000, the Company granted approximately 2.2 million stock options to employees at an exercise price of $8.75, which at the time of grant was below the fair market value of the Company's common stock. We have estimated the cumulative compensation on these options to be approximately $18.5 million, which is being recognized over the vesting period of the underlying stock options.


4. DEBT

At December 31, 1999, the Company had outstanding $68,505,000 of a $73,399,000 term loan with a bank. Upon the completion of the initial public offering, the Company repaid the $68,505,000 balance.

In addition, the Company repaid a total of $4,432,000, $2,111,000 of which was included in accrued expenses and $2,321,000 of which was included in accrued compensation at December 31, 1999, to shareholders of the Company. Prior to repayment in March 2000, these amounts were converted to formal note payable agreements.


-------------------------------------------------------------------------------
                                                                          PAGE 6

5.  EXTRAORDINARY LOSS

In March 2000, an extraordinary loss of $1,653,000 (net of a tax benefit of $175,000) was recognized upon the early retirement of the $68,505,000 of debt.


6.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the financial condition of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted in the second calendar quarter of 2000. SAB 101 sets forth certain criteria, including the existence of persuasive evidence of an arrangement, which must be met in order that revenue be recognized. The Company anticipates that the adoption of SAB 101 will not have a significant effect on the financial condition or results of operations of the Company.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board ("APB") Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company anticipates that the application of FIN 44 will not have a significant effect on the financial condition or results of operations of the Company.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue. Net revenues for the first quarter of 2000 increased by 63% to $63.1 million from $38.8 million for the first quarter of 1999. Of the $24.3 million increase in revenue, $12.2 million was attributable to new clients added since the first quarter of 1999. The remaining growth was attributable to a 31% increase in revenue from clients that contributed to the first quarter of 1999. Certain of our contracts contain discretionary bonus provisions whereby we get additional compensation based on our performance as evaluated by our clients. We recognize bonus revenue in the period we are informed that the bonus has been awarded. Contractually we are informed of bonuses in the first and second quarters and accordingly, we expect that our quarterly revenue in these quarters will be positively impacted compared to the third and fourth quarters.

Professional service costs. Professional service costs for the first quarter of 2000 increased $13.4 million, or 67%, to $33.4 million from $20.0 million in the first quarter of 1999. As a percentage of revenue, professional service costs increased from 52% of revenue in the first quarter of 1999 to 53% of revenue in the first quarter of 2000. We continue to expand operations and hire professionals to keep up with client demand.

Selling, general and administrative expense. Selling, general and administrative expenses increased $7.7 million, or 56%, to $21.6 million from $13.9 million in the first quarter of 1999. The increase is due to increased personnel costs, growth in administrative headcount, and rent and other expenses related to regional office expansions. As a percentage of revenue, selling, general and administrative expenses decreased from 36% to 34% due to the economies of scale associated with higher revenue levels.

Stock-based compensation. Stock-based compensation consists of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock. The Company recognized $3.7 million of stock-based compensation expense for the quarter ended March 31, 2000.

Amortization of intangible assets. In connection with the recapitalization in January 1999, the Company recorded $198.9 million of goodwill and other intangible assets. This amount is being amortized over two to seven years.

Provision for income taxes. In accordance with accounting principles generally accepted in the United States, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The effective income


-------------------------------------------------------------------------------
                                                                          PAGE 7
tax rate is lower than the combined federal and state statutory rates due primarily to an increase in the valuation allowance for deferred tax assets.


Liquidity and Capital Resources

From inception through the recapitalization, which occurred in January 1999, the Company funded its operations primarily through cash provided by operations, notes from shareholders and bank borrowings. In connection with the recapitalization, the Company established credit facilities totaling $93.4 million to repay its existing bank borrowings, repay its notes to shareholders, make transaction payments and repurchase shares in connection with the recapitalization and provide working capital to fund ongoing operations, as well as build out our Boston office for costs incurred in excess of the lease allowance.

The Company's cash and cash equivalents increased from $0.4 million at the end of 1999 to $44.7 million as of March 31, 2000. This increase is primarily from the net proceeds totaling approximately $134.7 million from the issuance of 6,200,000 shares of common stock in the initial public offering on March 13, 2000. These proceeds were used to pay off a $68.5 million debt balance with the bank and notes payable to shareholders totaling $4.4 million.

At March 31, 2000, the Company had no cash borrowings under its revolving credit and $10.3 million outstanding letters of credit under its $25.0 million revolving credit facility, which expires on December 31, 2004.

The Company believes that its current cash and cash equivalents and funds available under the revolving line of credit will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 to 18 months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the terms of our credit agreement, the Company utilized interest rate swap agreements to fix interest rates on portions of the rate term loan and to mitigate the effect of changes in interest rates on earnings. We entered into separate agreements on February 22 and 24, 1999, each for a notional amount of $20.0 million and each having a maturity date of February 2001. Under the terms of the agreements, we locked in fixed rates of 5.36% and 5.30% on the notional amounts and we compensated the financial institution or were compensated by the financial institution for the differential between the fixed rates and the current LIBOR rate. Through March 14, 2000, the interest rate differential payable or receivable on the agreements was recognized on an accrual basis as an adjustment to interest expense. At December 31, 1999 the fair values of the interest rate swaps, which represent the amounts we would have received or paid to terminate the respective agreements, were net receivables of $240,000 and $273,000 based on dealer quotes. The variable rates at December 31, 1999 were 6.5% and 6.1%. Immediately following the initial public offering, the Company repaid the entire outstanding term loan balance with the bank. As a result, the interest rate swap agreements were no longer considered necessary as a hedge. At March 31, 2000, the fair values of the interest swaps of $237,000 and $267,000, respectively, are included in other current assets and an unrealized gain on investments of $504,000 is included in the income statement for the quarter ended March 31, 2000. These interest rate swap agreements were terminated in April 2000 at a total value of $447,000.

This Form 10-Q contains forward-looking statements. You can identify these statements by forward looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, certain projections of our future results of operation or of our financial condition or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including the loss of a significant client, failure to meet client expectations, failure

-------------------------------------------------------------------------------
                                                                          PAGE 8
to create a worldwide network of offices, failure to attract and retain qualified professionals, loss of key personnel, failure to manage our growth, failure to maintain our reputation and expand our name recognition, failure to keep up with technological advances, evolving industry standards and changing client requirements, failure of the Internet to expand as a means of conducting business, failure to compete, actual or perceived conflicts of interest restricting our ability to obtain new clients, failure to effectively integrate acquisitions, failure to raise additional capital if necessary, failure to successfully defend future lawsuits, failure to protect our intellectual property and proprietary rights and changes in government regulation of the Internet. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements.


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 13, 2000, the Securities and Exchange Commission declared Digitas' Registration Statement on Form S-1 (File No. 333-93585) effective. On March 16, 2000, Digitas closed its offering for an aggregate of 6,200,000 shares of the Digitas Common Stock at an offering price of $24.00 per share. The managing underwriters for the offering were Morgan Stanley Dean Witter, Deutsche Banc Alex. Brown, Salomon Smith Barney, Banc of America Securities LLC and Bear, Stearns & Co, Inc. Net proceeds to Digitas were approximately $134,700,000 after deducting underwriting discounts and commissions of $10,400,000 and offering expenses of $3,700,000. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers or their associates, or to persons owning 10% or more of any class of our equity securities or our affiliates.

The primary purposes of the initial public offering were to increase the Company's equity capital, create a public market for its common stock and to facilitate future access by Digitas to public equity markets. Digitas used $72.9 million of the net proceeds to repay long-term debt and notes payable to shareholders and plans to use the remainder of the proceeds for working capital and general corporate uses.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          10.1 Ninth Amendment to Lease, dated as of February 24, 2000, by and between BP Prucenter Acquisition, LLC and Digitas LLC, formerly known as Bronnercom, LLC, formerly known as Bronner Slosberg Humphrey, LLC.

          11.1 Computation of shares used in computing Basic and Diluted Net Income (Loss) per Share.

          27.1 Financial data schedule.

     (b) Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.


-------------------------------------------------------------------------------
                                                                          PAGE 9

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DIGITAS INC.

Date: May 11, 2000                        By /s/ David W. Kenny
                                          -------------------------------------
                                          David W. Kenny
                                          Director, Chairman and Chief Executive
                                          Officer

Date: May 11, 2000                        By /s/ Michael Goss
                                          -------------------------------------
                                          Michael Goss
                                          Executive Vice President and
                                          Chief Financial Officer


-------------------------------------------------------------------------------
                                                                         PAGE 10