Form 10-Q
period 2000-06-30
DIGITAS INC
filed 2000-08-11
CIK 1100885

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

     As of June 30, 2000 there were 57,537,234 shares of Common Stock, $.01 par value, outstanding.

                                  DIGITAS INC.
                                    Form 10-Q
                                Table of Contents
                                 June 30, 2000


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
         Statement of Operations for the Three and Six Months
         Ended June 30, 2000 and 1999..................................     3

         Balance Sheet as of June 30, 2000 and
         December 31, 1999.............................................     4

         Statement of Cash Flows for the Six Months
         Ended June 30, 2000 and 1999..................................     5

         Notes to Financial Statements.................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....     10


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................     10

Item 6. Exhibits and Reports on Form 8-K...............................     10

Signatures.............................................................     11


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  DIGITAS INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             Three Months Ended       Six Months Ended
                                                                June 30,                  June 30,
                                                         ----------------------    ----------------------
                                                            2000        1999         2000          1999
                                                         ---------    ---------    ---------    ---------
Revenue ..............................................   $  70,058    $  44,047    $ 133,152    $  82,860

Operating expenses:
   Professional services costs .......................      37,520       24,350       70,933       44,391
   Selling, general and administrative expenses ......      24,660       15,593       46,309       29,498
   Stock-based compensation ..........................       4,118        5,197        7,779        5,197
   Amortization of intangible assets .................       9,172        9,172       18,343       18,344
                                                         ---------    ---------    ---------    ---------
   Total operating expenses ..........................      75,470       54,312      143,364       97,430

Loss from operations .................................      (5,412)     (10,265)     (10,212)     (14,570)

Other income (expense):
   Interest income ...................................         725           --          955           --
   Interest expense ..................................        (125)      (1,874)      (1,635)      (3,521)
   Realized and unrealized gain (loss) on investment .         (57)          --          447           --
   Other miscellaneous income ........................          18           --          116           --
                                                         ---------    ---------    ---------    ---------
Loss before provision for income taxes ...............      (4,851)     (12,139)     (10,329)     (18,091)
Provision for income taxes ...........................        (422)        (186)        (828)        (277)
                                                         ---------    ---------    ---------    ---------
Loss from continuing operations ......................      (5,273)     (12,325)     (11,157)     (18,368)

Extraordinary loss relating to early extinguishment of
   debt (net of tax benefit of $175) .................          --           --       (1,653)          --
                                                         ---------    ---------    ---------    ---------
Net loss .............................................   $  (5,273)   $ (12,325)   $ (12,810)   $ (18,368)
                                                         =========    =========    =========    =========

Net loss per share (Note 2)- basic and diluted
   Loss from continuing operations ...................   $   (0.09)   $   (0.25)   $   (0.20)   $   (0.37)
   Extraordinary loss ................................          --           --    $   (0.03)          --
                                                         ---------    ---------    ---------    ---------
   Net loss ..........................................   $   (0.09)   $   (0.25)   $   (0.23)   $   (0.37)
                                                         =========    =========    =========    =========
Weighted average common shares outstanding (Note 2)
   Basic and diluted .................................      57,436       50,132       54,746       50,109
                                                         =========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                                  DIGITAS INC.
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   June 30,    December 31,
                                                                     2000         1999
                                                                  ---------    ---------
                                                                 (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ...................................   $  42,638    $     441
  Accounts receivable, net of allowance for doubtful accounts of $2,039 and $1,053 at June 30, 2000 and December 31, 1999,
   respectively ...............................................      63,301       40,296
  Accounts receivable, unbilled ...............................      42,492       25,521
  Other current assets ........................................       1,861        1,999
                                                                  ---------    ---------
   Total current assets .......................................     150,292       68,257
Fixed assets, net .............................................      22,838       20,237
Intangible assets, net ........................................     143,829      162,172
Other assets ..................................................       1,472        2,223
                                                                  ---------    ---------
   Total assets ...............................................   $ 318,431    $ 252,889
                                                                  =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................   $  13,086    $  15,352
  Current portion of long-term debt ...........................         199        7,530
  Billings in excess of cost and estimated earnings on
   uncompleted contracts ......................................      31,296       17,761
  Accrued expenses ............................................       9,129       12,717
  Accrued compensation ........................................      11,274       16,369
  Capital lease obligations ...................................         362          398
                                                                  ---------    ---------
   Total current liabilities ..................................      65,346       70,127
Long-term debt, less current portion ..........................       1,155       62,422
Capital lease obligation, long-term portion ...................         477          456
Other long-term liabilities ...................................          --           48
                                                                  ---------    ---------
   Total liabilities ..........................................      66,978      133,053

Commitments

Shareholders' equity:
  Preferred shares, $.01 par value per share; 25,000,000 shares
   authorized and none issued and outstanding at June 30, 2000           --           --
  Common shares, no par value per share, 50,703,480 shares
   authorized, issued and outstanding at December 31, 1999 ....          --           --
  Common shares, $.01 par value per share, 175,000,000 shares authorized and 57,537,234 shares issued and outstanding at
   June 30, 2000 ..............................................         575           --
  Additional paid-in capital ..................................     364,213      208,153
  Accumulated deficit .........................................     (52,838)     (40,028)
  Deferred compensation .......................................     (60,497)     (48,289)
                                                                  ---------    ---------
   Total shareholders' equity .................................     251,453      119,836
                                                                  ---------    ---------
   Total liabilities and shareholders' equity .................   $ 318,431    $ 252,889
                                                                  =========    =========


The accompanying notes are an integral part of these financial statements.

                                   DIGITAS INC.
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             Six Months Ended
                                                                                 June 30,
                                                                          ----------------------
                                                                              2000        1999
                                                                          ---------    ---------
Cash flows from operating activities:
 Net loss .............................................................   $ (12,810)   $ (18,368)
Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization ........................................      22,811       21,421
 Gain on disposal of fixed assets .....................................          --          (11)
 Stock-based compensation .............................................       7,779        5,197
 Provision for doubtful accounts ......................................       1,051          614
 Extraordinary loss ...................................................       1,653           --
 Changes in operating assets and liabilities:
  Accounts receivable .................................................     (24,056)      (5,534)
  Accounts receivable, unbilled .......................................     (16,971)     (16,494)
  Other current assets ................................................         138         (275)
  Other assets ........................................................      (1,155)        (282)
  Accounts payable ....................................................      (2,266)         561
  Billings in excess of costs and estimated
   earnings on uncompleted contracts ..................................      13,535        7,427
  Accrued expenses ....................................................      (1,302)       3,670
  Accrued compensation ................................................      (2,774)      (2,222)
  Other long-term liabilities .........................................         (48)          --
                                                                          ---------    ---------
   Net cash used in operating activities ..............................     (14,415)      (4,296)
                                                                          ---------    ---------
Cash flows from investing activities:
 Purchase of fixed assets .............................................      (6,799)      (3,538)
 Business acquired net of cash ........................................          --      (65,200)
                                                                          ---------    ---------
Net cash used in investing activities .................................      (6,799)     (68,738)
                                                                          ---------    ---------
Cash flows from financing activities:
 Principal payments under capital lease obligations ...................        (207)         (80)
 Net proceeds from line of credit, bank ...............................          --        6,000
 Proceeds from note payable, bank, net of debt issuance
  costs ...............................................................          --       70,558
 Payment of note payable, tenant allowances ...........................         (93)         (70)
 Payment of notes payable, bank .......................................     (68,505)          --
 Payment of notes payable, shareholders ...............................      (4,432)          --
 Distributions to shareholders ........................................          --       (2,461)
 Proceeds from issuance of common stock ...............................     136,648          151
                                                                          ---------    ---------
Net cash provided by financing activities .............................      63,411       74,098
                                                                          ---------    ---------
Net increase in cash and cash equivalents .............................      42,197        1,064
Cash and cash equivalents, beginning of period ........................         441           37
                                                                          ---------    ---------
Cash and cash equivalents, end of period ..............................   $  42,638    $   1,101
                                                                          =========    =========
Supplemental disclosure of cash flow information:
 Cash paid for taxes ..................................................   $     968    $     966
 Cash paid for interest ...............................................       1,710        2,895
Supplemental disclosures of noncash investing and financing activities:
 Issuance of notes payable to shareholders (Note 4) ...................   $   4,432    $      --
 Change in par value of common stock ..................................         507           --
 Assets acquired under capital lease obligations ......................         192           --


The accompanying notes are an integral part of these financial statements.

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

As of June 30, 1999 and 2000, no options and warrants were included in the above calculation as their effect would have been antidilutive.

3. CAPITAL STOCK

On March 16, 2000, the Company completed an initial public offering of Common Stock which resulted in the issuance of 6,200,000 shares of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $134.7 million.

During the six months ended June 30, 2000, the Company granted approximately 2.4 million stock options to employees at exercise prices, which at the time of grant were below the fair market value of the Company's common stock. We have estimated the cumulative compensation on these options to be approximately $21.8 million, which is being recognized over the vesting period of the underlying stock options.

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

6. NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted in the fourth calendar quarter of 2000. SAB 101 sets forth certain criteria, including the existence of persuasive evidence of an arrangement, which must be met in order that revenue be recognized. The Company anticipates that the adoption of SAB 101 will not have a significant effect on the financial condition or results of operations of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 2000

Revenue. Net revenues for the second quarter of 2000 increased by 59% to $70.1 million from $44.0 million for the second quarter of 1999. The $26.1 million increase in revenue is attributable to new clients, growth of existing clients, as well as higher average billing rates. Certain of our contracts contain discretionary bonus provisions whereby we get additional compensation based on our performance as evaluated by our clients. We recognize bonus revenue in the period we are informed that the bonus has been awarded. Contractually we are informed of bonuses in the first and second quarters and accordingly, we expect that our quarterly revenue in these quarters will be positively impacted compared to the third and fourth quarters.

Professional service costs. Professional service costs for the second quarter of 2000 increased $13.1 million, or 54%, to $37.5 million from $24.4 million in the second quarter of 1999. As a percentage of revenue, professional service costs decreased from 55% of revenue in the second quarter of 1999 to 54% of revenue in the second quarter of 2000. We continue to expand operations and hire professionals to keep up with client demand, yet at the same time we are profitably growing the business.

Selling, general and administrative expense. Selling, general and administrative expenses increased $9.1 million, or 58%, to $24.7 million from $15.6 million in the second quarter of 1999. The increase is due to increased personnel costs, growth in administrative headcount, and rent and other expenses related to regional office expansions. As a percentage of revenue, selling, general and administrative expenses remained level at 35%.

Stock-based compensation. Stock-based compensation consists of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock. The Company recognized $4.1 million of stock-based compensation expense for the quarter ended June 30, 2000.

Amortization of intangible assets. In connection with the recapitalization in January 1999, the Company recorded $198.9 million of goodwill and other intangible assets. This amount is being amortized over two to seven years.

Provision for income taxes. In accordance with accounting principles generally accepted in the United States, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to an increase in the valuation allowance for deferred tax assets.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 2000

Revenue. Net revenues for the first half of 2000 increased by 61% to $133.2 million from $82.9 million for the first half of 1999. The $50.3 million increase in revenue is attributable to new clients, growth of existing clients, as well as higher average billing rates. Certain of our contracts contain discretionary bonus provisions whereby we get additional compensation based on our performance as evaluated by our clients. We recognize bonus revenue in the period we are informed that the bonus has been awarded. Contractually we are informed of bonuses in the first half of the fiscal year and accordingly, we expect that our revenue during the first half of the fiscal year will be positively impacted compared to the second half of the year.

Professional service costs. Professional service costs for the first half of 2000 increased $26.5 million, or 60%, to $70.9 million from $44.4 million in the first half of 1999. As a percentage of revenue, professional service costs remained level at 54% of revenue from the first half of 1999 to the first half of 2000. We continue to expand operations and hire professionals to keep up with client demand.

Selling, general and administrative expense. Selling, general and administrative expenses increased $16.8 million, or 57%, to $46.3 million from $29.5 million in the second quarter of 1999. The increase is due to increased personnel costs, growth in administrative headcount, and rent and other expenses related to regional office expansions. As a percentage of revenue, selling, general and administrative expenses remained level at 35%.

Stock-based compensation. Stock-based compensation consists of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock. The Company recognized $7.8 million of stock-based compensation expense for the six months ended June 30, 2000.

Amortization of intangible assets. In connection with the recapitalization in January 1999, the Company recorded $198.9 million of goodwill and other intangible assets. This amount is being amortized over two to seven years.

Provision for income taxes. In accordance with accounting principles generally accepted in the United States, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to an increase in the valuation allowance for deferred tax assets.

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

The Company's cash and cash equivalents increased from $0.4 million at the end of 1999 to $42.6 million as of June 30, 2000. This increase is primarily from the net proceeds totaling approximately $134.7 million from the issuance of 6,200,000 shares of common stock in the initial public offering on March 13, 2000. These proceeds were used to pay off a $68.5 million debt balance with the bank and notes payable to shareholders totaling $4.4 million. In addition, the proceeds have been used to fund $14.4 million of operations and purchase $6.8 million of fixed assets.

At June 30, 2000, the Company had no cash borrowings under its revolving credit and $10.3 million outstanding letters of credit under its $25.0 million revolving credit facility, which expires on December 31, 2004.

The Company believes that its current cash and cash equivalents and funds available under the revolving line of credit will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 to 18 months.

Forward-looking Statements

This Form 10-Q contains forward-looking statements. You can identify these statements by forward looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, certain projections of our future results of operation or of our financial condition or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including the loss of a significant client, failure to meet client expectations, failure to create a worldwide network of offices, failure to attract and retain qualified professionals, loss of key personnel, failure to manage our growth, failure to maintain our reputation and expand our name recognition, failure to keep up with technological advances, evolving industry standards and changing client requirements, failure of the Internet to expand as a means of conducting business, failure to compete, actual or perceived conflicts of interest restricting our ability to obtain new clients, failure to effectively integrate acquisitions, failure to raise additional capital if necessary, failure to successfully defend future lawsuits, failure to protect our intellectual property and proprietary rights and changes in government regulation of the Internet. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the terms of our credit agreement, the Company utilized interest rate swap agreements to fix interest rates on portions of the rate term loan and to mitigate the effect of changes in interest rates on earnings. We entered into separate agreements on February 22 and 24, 1999, each for a notional amount of $20.0 million and each having a maturity date of February 2001. Under the terms of the agreements, we locked in fixed rates of 5.36% and 5.30% on the notional amounts and we compensated the financial institution or were compensated by the financial institution for the differential between the fixed rates and the current LIBOR rate. Through March 14, 2000, the interest rate differential payable or receivable on the agreements was recognized on an accrual basis as an adjustment to interest expense. At December 31, 1999 the fair values of the interest rate swaps, which represent the amounts we would have received or paid to terminate the respective agreements, were net receivables of $240,000 and $273,000 based on dealer quotes. The variable rates at December 31, 1999 were 6.5% and 6.1%. Immediately following the initial public offering, the Company repaid the entire outstanding term loan balance with the bank. As a result, the interest rate swap agreements were no longer considered necessary as a hedge. These interest rate swap agreements were terminated in April 2000 at a total value of $447,000. A realized gain on investments of $447,000 is included in the income statement for the six months ended June 30, 2000.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 13, 2000, the Securities and Exchange Commission declared Digitas' Registration Statement on Form S-1 (File No. 333-93585) effective. On March 16, 2000, Digitas closed its offering for an aggregate of 6,200,000 shares of the Digitas Common Stock at an offering price of $24.00 per share. The managing underwriters for the offering were Morgan Stanley Dean Witter, Deutsche Banc Alex. Brown, Salomon Smith Barney, Banc of America Securities LLC and Bear, Stearns & Co, Inc. Net proceeds to Digitas were approximately $134,700,000 after deducting underwriting discounts and commissions of $10,400,000 and offering expenses of $3,700,000. Except for approximately $2,300,000 used to repay an outstanding note issued in connection with the repurchase of options from an officer and director and approximately $2,100,000 used to repay an outstanding note issued in connection with the repurchase of options and warrants from a 10% holder of common shares, none of these net proceeds were paid directly or indirectly to any of our directors or officers or their associates, or to persons owning 10% or more of any class of our equity securities or our affiliates.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            10.1 Tenth Amendment to Lease, dated as of April 20, 2000, by and between BP Prucenter Acquisition, LLC and Digitas LLC, formerly known as Bronnercom, LLC, formerly known as Bronner Slosberg Humphrey, LLC.

            10.2 First Amendment to Office Lease, dated as of April 27, 2000, by and between Mosten Management Company, Inc. and Digitas LLC, formerly known as Bronnercom, LLC.

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

                                          DIGITAS INC.

Date: August 11, 2000                        By /s/ David W. Kenny
                                          -------------------------------------
                                          David W. Kenny
                                          Director, Chairman and Chief Executive
                                          Officer

Date: August 11, 2000                        By /s/ Michael Goss
                                          -------------------------------------
                                          Michael Goss
                                          Executive Vice President and
                                          Chief Financial Officer