Form 10-Q
period 2000-09-30
DIGITAS INC
filed 2000-11-14
CIK 1100885

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

       As of September 30, 2000 there were 57,595,535 shares of Common Stock, $.01 par value, outstanding.



--------------------------------------------------------------------------------

                                  DIGITAS INC.
                                    Form 10-Q
                                Table of Contents
                               September 30, 2000




                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
         Statement of Operations for the Three and Nine Months
         Ended September 30, 2000 and 1999.............................     3

         Balance Sheet as of September 30, 2000 and
         December 31, 1999.............................................     4

         Statement of Cash Flows for the Nine Months
         Ended September 30, 2000 and 1999.............................     5

         Notes to Financial Statements.................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....     9


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................    10

Item 6. Exhibits and Reports of Form 8-K...............................    10

Signatures.............................................................    11





--------------------------------------------------------------------------------
                                                                          Page 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                  DIGITAS INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)





                                                                Three Months Ended     Nine Months Ended
                                                                   September 30,         September 30,
                                                                -------------------   -------------------
                                                                   2000      1999       2000       1999
                                                                ---------  ---------  ---------  ---------

Revenue.....................................................    $  75,540  $  51,047  $ 208,692   $133,907

Operating expenses:
   Professional services costs...............................      42,286     28,847    113,219     73,238
   Selling, general and administrative expenses..............      25,164     16,336     71,473     45,834
   Stock-based compensation..................................       4,037        751     11,816      5,948
   Amortization of intangible assets.........................       9,172      9,172     27,515     27,516
                                                                ---------  ---------  ---------  ---------
   Total operating expenses..................................      80,659     55,106    224,023    152,536

Loss from operations........................................       (5,119)    (4,059)   (15,331)   (18,629)

Other income (expense):
   Interest income...........................................         792         12      1,747         12
   Interest expense..........................................        (156)    (1,823)    (1,791)    (5,344)
   Realized and unrealized gain (loss) on investment.........           -          -        447          -
   Other miscellaneous income................................           -          -        116          -
                                                                ---------  ---------  ---------  ---------
Loss before provision for income taxes......................       (4,483)    (5,870)   (14,812)   (23,961)
Provision for income taxes..................................         (439)       (90)    (1,267)      (367)
                                                                ---------  ---------  ---------  ---------
Loss from continuing operations.............................       (4,922)    (5,960)   (16,079)   (24,328)

Extraordinary loss relating to early extinguishment of
   debt (net of tax benefit of $175).........................           -          -     (1,653)         -
                                                                ---------  ---------  ---------  ---------
Net loss....................................................    $  (4,922) $  (5,960) $ (17,732) $ (24,328)
                                                                =========  =========  =========  =========

Net loss per share (Note 2)- basic and diluted
   Loss from continuing operations...........................   $   (0.09) $   (0.12) $   (0.29) $   (0.48)
   Extraordinary loss........................................           -          -  $   (0.03)        -
                                                                ---------  ---------  ---------  ---------
   Net loss..................................................   $   (0.09) $   (0.12) $   (0.32) $   (0.48)
                                                                =========  =========  =========  =========
Weighted average common shares outstanding (Note 2)
   Basic and diluted.........................................      57,536    50,452      55,683     50,225
                                                                ========= =========   =========  =========




The accompanying notes are an integral part of these financial statements.





--------------------------------------------------------------------------

                                  DIGITAS INC.
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           September 30,   December 31,
                                                                               2000            1999
                                                                           -------------   ------------
                                                                            (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents......................................           $ 41,784         $    441
  Accounts receivable, net of allowance for doubtful accounts of $1,829 and $1,053 at September 30, 2000 and December 31,
   1999, respectively............................................             66,423           40,296
  Accounts receivable, unbilled..................................             50,457           25,521
  Other current assets...........................................              2,079            1,999
                                                                            --------         --------
   Total current assets..........................................            160,743           68,257
Fixed assets, net................................................             29,556           20,237
Intangible assets, net...........................................            134,657          162,172
Other assets.....................................................              7,367            2,223
                                                                            --------         --------
   Total assets..................................................           $332,323         $252,889
                                                                            ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................           $ 16,024         $ 15,352
  Current portion of long-term debt..............................                204            7,530
  Billings in excess of cost and estimated earnings on
   uncompleted contracts.........................................             32,707           17,761
  Accrued expenses...............................................             15,388           12,717
  Accrued compensation...........................................             14,734           16,369
  Capital lease obligations......................................                321              398
                                                                            --------          -------
   Total current liabilities.....................................             79,378           70,127
Long-term debt, less current portion.............................              1,098           62,422
Capital lease obligation, long-term portion......................                399              456
Other long-term liabilities......................................                  -               48
                                                                            --------         --------
   Total liabilities.............................................             80,875          133,053

Commitments

Shareholders' equity:
  Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at September 30,
   2000..........................................................                  -                -
  Common shares, no par value per share, 50,703,480 shares
   authorized, issued and outstanding at December 31, 1999.......                  -                -
  Common shares, $.01 par value per share, 175,000,000 shares authorized and 57,595,535 shares issued and outstanding at
   September 30, 2000............................................                576                -
  Additional paid-in capital.....................................            364,425          208,153
  Accumulated deficit............................................            (57,760)         (40,028)
  Deferred compensation..........................................            (55,793)         (48,289)
                                                                            --------          -------
   Total shareholders' equity....................................            251,448          119,836
                                                                            --------         --------
   Total liabilities and shareholders' equity....................           $332,323         $252,889
                                                                            ========         ========

The accompanying notes are an integral part of these financial statements.

---------------------------------------------------------------------------

                                  DIGITAS INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                   --------------------------
                                                                                     2000             1999
                                                                                   ---------        ---------
Cash flows from operating activities:
 Net loss ......................................................................   $ (17,732)      $(24,328)
Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization .................................................      34,549         32,304
 Gain on disposal of fixed assets ..............................................           -             74
 Stock-based compensation ......................................................      11,816          5,948
 Provision for doubtful accounts ...............................................         840            929
 Extraordinary loss ............................................................       1,653              -
 Changes in operating assets and liabilities:
  Accounts receivable ..........................................................     (26,967)       (11,049)
  Accounts receivable, unbilled ................................................     (24,936)       (17,257)
  Other current assets .........................................................         (80)          (122)
  Other assets .................................................................      (1,413)          (282)
  Accounts payable .............................................................         672         (1,321)
  Billings in excess of costs and estimated
   earnings on uncompleted contracts ...........................................      14,946          8,365
  Accrued expenses .............................................................        (680)         4,531
  Accrued compensation .........................................................         686           (677)
  Other long-term liabilities ..................................................         (48)             -
                                                                                   ---------       --------
   Net cash used in operating activities .......................................      (6,694)        (2,885)
                                                                                   ---------       --------
Cash flows from investing activities:
 Purchase of fixed assets ......................................................     (16,083)        (5,398)
 Business acquired net of cash .................................................           -        (65,200)
                                                                                   ---------       --------
Net cash used in investing activities ..........................................     (16,083)       (70,598)
                                                                                   ---------       --------
Cash flows from financing activities:
 Principal payments under capital lease obligations ............................        (326)          (132)
 Net proceeds from line of credit, bank ........................................           -          8,000
 Proceeds from note payable, bank, net of debt issuance
  costs ........................................................................           -         70,558
 Payment of note payable, tenant allowances ....................................        (145)          (114)
 Payment of notes payable, bank ................................................     (68,505)        (2,446)
 Payment of notes payable, shareholders ........................................      (4,432)             -
 Distributions to shareholders .................................................           -         (2,461)
 Proceeds from issuance of common stock ........................................     137,528          1,407
                                                                                   ---------       --------
Net cash provided by financing activities ......................................      64,120         74,812
                                                                                   ---------       --------
Net increase in cash and cash equivalents ......................................      41,343          1,329
Cash and cash equivalents, beginning of period .................................         441             37
                                                                                   ---------       --------
Cash and cash equivalents, end of period .......................................   $  41,784       $  1,366
                                                                                   =========       ========
Supplemental disclosure of cash flow information:
 Cash paid for taxes ...........................................................   $   1,376       $  1,011
 Cash paid for interest ........................................................       1,872          4,622
Supplemental disclosures of noncash investing and financing activities:
 Issuance of notes payable to shareholders (Note 4) ............................   $   4,432       $      -
 Change in par value of common stock ...........................................         507              -
 Assets acquired under capital lease obligations ...............................         192            606


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

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

As of September 30, 1999 and 2000, no options and warrants were included in the above calculation as their effect would have been antidilutive.


3.  CAPITAL STOCK

On March 16, 2000, the Company completed an initial public offering of Common Stock which resulted in the issuance of 6,200,000 shares of Common Stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $134.7 million.

During the nine months ended September 30, 2000, the Company granted approximately 2.4 million (net) stock options to employees at exercise prices, which at the time of grant were below the fair market value of the Company's common stock. We have estimated the cumulative compensation on these options to be approximately $21.6 million, which is being recognized over the vesting period of the underlying stock options.


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

In July 2000, The Company entered into a Credit Agreement (the "New Agreement") that replaced the existing Credit Agreement. The New Agreement includes a revolving line of credit and a standby letter of credit facility. Under the line of credit terms, the maximum line is equal to $30 million less outstanding standby letters of and credit and expires on July 25, 2003. Amounts borrowed under the revolving credit


--------------------------------------------------------------------------------
facility bear interest at either the prime rate or at a Eurocurrency rate plus an applicable margin of 1.25% - 2.00%, depending on the Company's leverage ratio. Additionally, the company is required to pay a commitment fee of 0.125% or 0.25% of the average daily unused amount of the revolving credit, depending on the Company's leverage ratio. The credit facility contains certain financial and non-financial restrictive covenants. At
September 30, 2000 the Company had no borrowings under the revolving credit and approximately $12.1 million outstanding standby letters of credit, leaving $17.9 million available for future borrowings.

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board ("APB") Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a significant effect on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

Revenue. Net revenues for the third quarter of 2000 increased by 48% to $75.5 million from $51.0 million for the third quarter of 1999. The $24.5 million increase in revenue is attributable to new clients, growth of existing clients, as well as higher average billing rates. Certain of our contracts contain discretionary bonus provisions whereby we get additional compensation based on our performance as evaluated by our clients. We recognize bonus revenue in the period we are informed that the bonus has been awarded.

Professional service costs. Professional service costs for the third quarter of 2000 increased $13.5 million, or 47%, to $42.3 million from $28.8 million in the third quarter of 1999. As a percentage of revenue, professional service costs decreased from 57% of revenue in the third quarter of 1999 to 56% of revenue in the third quarter of 2000. We continue to expand operations and hire professionals to keep up with client demand, yet at the same time we are profitably growing the business.


--------------------------------------------------------------------------------

Selling, general and administrative expense. Selling, general and administrative expenses increased $8.9 million, or 55%, to $25.2 million from $16.3 million in the third quarter of 1999. The increase is due to increased personnel costs, growth in administrative headcount, and rent and other expenses related to regional office expansions. As a percentage of revenue, selling, general and administrative expenses increased slightly from 32% of revenue in the third quarter of 1999 to 33% in the third quarter of 2000. The increase is a direct result of expanding operations.

Stock-based compensation. Stock-based compensation consists of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock. The Company recognized $4.0 million of stock-based compensation expense for the quarter ended September 30, 2000.

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

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

Revenue. Net revenues for the first nine months of 2000 increased by 56% to $208.7 million from $133.9 million for the first nine months of 1999. The $74.8 million increase in revenue is attributable to new clients, growth of existing clients, as well as higher average billing rates. Certain of our contracts contain discretionary bonus provisions whereby we get additional compensation based on our performance as evaluated by our clients. We recognize bonus revenue in the period we are informed that the bonus has been awarded.

Professional service costs. Professional service costs for the first nine months of 2000 increased $40.0 million, or 55%, to $113.2 million from $73.2 million in the first nine months of 1999. As a percentage of revenue, professional service costs decreased from 55% of revenue for the first nine months of 1999 to 54% for the first nine months of 2000. We continue to expand operations and hire professionals to keep up with client demand, yet at the same time we are profitably growing the business.

Selling, general and administrative expense. Selling, general and administrative expenses increased $25.7 million, or 56%, to $71.5 million from $45.8 million in the first nine months of 1999. The increase is due to increased personnel costs, growth in administrative headcount, and rent and other expenses related to regional office expansions. As a percentage of revenue, selling, general and administrative expenses remained level at 34%.

Stock-based compensation. Stock-based compensation consists of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock. The Company recognized $11.8 million of stock-based compensation expense for the nine months ended September 30, 2000.

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


--------------------------------------------------------------------------------

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

The Company's cash and cash equivalents increased from $0.4 million at the end of 1999 to $41.8 million as of September 30, 2000. This increase is primarily from the net proceeds totaling approximately $134.7 million from the issuance of 6,200,000 shares of common stock in the initial public offering on March 13, 2000. These proceeds were used to pay off a $68.5 million debt balance with the bank and notes payable to shareholders totaling $4.4 million. Proceeds from the issuance of common stocks subsequent to the initial public offering have totaled $2.3 million. In addition, proceeds have been used to fund $6.7 of operations and purchase $16.1 million of fixed assets.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the terms of our 1999 credit agreement, the Company utilized interest rate swap agreements to fix interest rates on portions of the rate term loan and to mitigate the effect of changes in interest rates on earnings. We entered into separate agreements on February 22 and 24, 1999, each for a notional amount of $20.0 million and each having a maturity date of February 2001. Under the terms of the agreements, we locked in fixed rates of 5.36% and 5.30% on the notional amounts and we compensated the financial institution or were compensated by the financial institution for the differential between

--------------------------------------------------------------------------------
the fixed rates and the current LIBOR rate. Through March 14, 2000, the interest rate differential payable or receivable on the agreements was recognized on an accrual basis as an adjustment to interest expense. At December 31, 1999 the fair values of the interest rate swaps, which represent the amounts we would have received or paid to terminate the respective agreements, were net receivables of $240,000 and $273,000 based on dealer quotes. The variable rates at December 31, 1999 were 6.5% and 6.1%. Immediately following the initial public offering, the Company repaid the entire outstanding term loan balance with the bank. As a result, the interest rate swap agreements were no longer considered necessary as a hedge. These interest rate swap agreements were terminated in April 2000 at a total value of $447,000. A realized gain on investments of $447,000 is included in the income statement for the nine months ended September 30, 2000.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         10.1 Copley Place Office Lease, dated as of March 3, 2000, by and between Copley Place Associates, LLC and Digitas LLC.

         10.2 First Amendment to Copley Place Office Lease, dated as of June 15, 2000, by and between Copley Place Associates, LLC and Digitas LLC.

         10.3 Second Amendment to Copley Place Office Lease, dated as of October 6, 2000, by and between Copley Place Associates, LLC and Digitas LLC.

         10.4 London Office Lease, dated as of July 27, 2000, by and between the Mayor and Commonality and Citizens of the City of London and Digitas (Europe) Inc. and Digitas Inc.

         10.5 Revolving Credit Agreement, dated as of July 25, 2000, by and among Digitas LLC. (as borrower); The Lenders listed therein (as lenders); Fleet National Bank (as agent); and Digitas, Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Co., and BSH Holding LLC (as guarantors).

         11.1 Computation of shares used in computing Basic and Diluted Net Income (Loss) per Share.


--------------------------------------------------------------------------------

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

                                          DIGITAS INC.

Date: November 13, 2000                        By /s/ David W. Kenny
                                          -------------------------------------
                                          David W. Kenny
                                          Director, Chairman and Chief Executive
                                          Officer

Date: November 13, 2000                        By /s/ Michael Goss
                                          -------------------------------------
                                          Michael Goss
                                          Executive Vice President and
                                          Chief Financial Officer



--------------------------------------------------------------------------------
                                                                         Page 11