Form 10-K
period 2000-12-31
DIGITAS INC
filed 2001-03-30
CIK 1100885

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000 Commission file number

                                  DIGITAS INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          04-3494311
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

          THE PRUDENTIAL TOWER
           800 BOYLSTON STREET                                      02199
          BOSTON, MASSACHUSETTS                                   (Zip Code)
(Address of principal executive offices)

                                 (617) 867-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
              ----------------------------------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                              (TITLE OF EACH CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         As of March 22, 2001, 58,604,841 shares of the Registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing sale price of $3.50 on the Nasdaq National Market on March 22, 2001, was $205,116,944.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders to be held on May 10, 2001 are incorporated by reference into Part III of this report to the extent described therein.

                                TABLE OF CONTENTS

                                                                                     PAGE

PART I
  ITEM 1.   BUSINESS..................................................................   1
  ITEM 2.   PROPERTIES................................................................   4
  ITEM 3.   LEGAL PROCEEDINGS.........................................................   4
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................   5
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................................   5
  ITEM 6.   SELECTED FINANCIAL DATA...................................................   5
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.......................................   6
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................  16
  ITEM 8A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................  17
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.......................................  17
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT............................  17
  ITEM 11.  EXECUTIVE COMPENSATION....................................................  17
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............  17
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................  17
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........  17

                           FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF OUR FUTURE RESULTS OF OPERATIONS OR OF OUR FINANCIAL CONDITION, OR STATE OTHER "FORWARD LOOKING" INFORMATION. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO OUR INVESTORS. HOWEVER, THERE MAY BE EVENTS IN THE FUTURE THAT WE ARE NOT ABLE TO ACCURATELY PREDICT OR CONTROL AND THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE FACTORS DESCRIBED IN "RISK FACTORS AND IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS" BEGINNING ON PAGE 9. READERS SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND DIGITAS ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

         Digitas is a marketing and technology company that helps its clients manage their customer relationships on a one-to-one basis. Digitas delivers best-of-breed capabilities in strategy, technology, marketing, and performance measurement to design solutions that create competitive advantage for its blue-chip clients. These solutions leverage the client's leading brand positions and existing assets with new technologies to manage and grow customer relationships. Digitas serves as strategic partner to several industry-leading clients including Allstate, American Express, AT&T, Delta Air Lines, General Motors, Kingfisher, L.L. Bean, Morgan Stanley, the National Basketball Association and Terra Lycos. Headquartered in Boston, Digitas employs more than 1,900 people and has offices in New York, San Francisco, Salt Lake City, Miami, Chicago, London, Brussels and Hong Kong.

THE DIGITAS APPROACH

         Digitas builds marketing and technology solutions that enable its clients to maximize the value of their customer base. We believe strongly in the power of personalized and contextual marketing to create long-term and valuable customer relationships. We also believe that Internet, wireless and database technologies are critical to enable companies to manage customer relationships on a one-to-one basis. As a result, Digitas focuses on building multi-channel, interactive marketing solutions for its clients: solutions that drive market share gains through quantitative and qualitative improvements in their customer relationships. We are committed to driving measurable results for clients. We are skilled in performance measurement and use that information to continue to evolve and improve our client solutions.

         We take an aggressive approach in reviewing our clients' entire business to solve their challenges. We consider our clients' competitive positioning, their existing assets and brand strength, as well as their culture and organization before recommending solutions. We partner with our clients to create long-term, stable relationships. We pride ourselves on understanding their business intimately including anticipating challenges that have yet to present themselves. Our clients' business success is our top priority.

         Our approach is highly disciplined, results-oriented and revolves around three major offerings. These offerings focus specifically on supporting our clients' efforts to manage their customer bases more effectively. They include building new technology platforms from which to communicate with their clients, developing the marketing and communications programs that operate on those platforms, and developing client organizations to focus on and respond to customers rapidly.

         PLATFORMS. Recent technology advances have revolutionized the way companies and their customers interact. Not only are there many new channels by which communication is possible such as Internet enabled PCs, e-mail, and wireless Internet devices, but also customers expect companies to track and understand their behavior across these multiple channels. Digitas builds the technology platforms to enable multi-channel communication and tracking. We build e-commerce platforms to bring retailers online. We build applications to enable communication over wireless devices. We build call center platforms to enable one-to-one voice communication. In addition, we assist our clients in building the databases required to store and track customer activity over multiple channels.

         MULTI-CHANNEL CUSTOMER MANAGEMENT. Digitas develops the customer relationship programs that operate on its multi-channel platforms. We build integrated marketing campaigns and communication programs focused on acquiring, retaining, and growing customer relationships. We focus on creating consistent customer experience and upholding the brand promise regardless of the communication channel. Our programs are built on a foundation of data analytics to ensure that the right message is delivered to the right person through the right channel at the right time.

         MARKETING INTELLIGENCE/RE-ENGINEERING. Digitas also assists its clients in becoming customer-centric. Becoming customer-centric means aligning the internal organizational structure, systems and processes completely around customers or customer segments. It requires breaking down historical product or functional silos and placing the customer at the center of the organization, allowing for a more rapid and appropriate response to customer demands. To this end, we offer organizational design, organizational enablement and sales force automation consulting. Through this offering, we enable our clients to respond directly to their customer's needs most effectively.


CLIENTS, MARKETING AND SALES

         Digitas does not have a separate sales and marketing force. Digitas relationship managers are primarily responsible for marketing and sales efforts. Members of our senior management team are directly involved in client engagements and marketing efforts. Additionally, Digitas relies on its strong reputation, quality client base and proven results to retain existing clients and develop new client relationships.

         Digitas develops long-term strategic partnerships with blue-chip companies whose primary assets include leadership brands and customer bases. Digitas seeks to work with companies operating in industries in which the economics of customer loyalty are most compelling, thereby providing us with the opportunity to greatly impact market share and the return on their customer base investments. These industries include financial services, media and entertainment, healthcare and pharmaceuticals, business products and services, consumer services, technology and telecommunications and consumer products.

         Our results of operations and our business depend on our relationship with a limited number of large clients. Of our total revenues during 2000, American Express accounted for approximately 19%, General Motors accounted for approximately 16%, and AT&T, Morgan Stanley and Delta Airlines combined for an additional 21%.

COMPETITION

         We compete with companies that offer strategic consulting, Web design, information technology and e-commerce services as well as the in-house development efforts of many companies. Our current competitors include the following:

     o strategic consulting firms such as Bain & Company, Boston Consulting Group, and McKinsey & Company;


     o customer relationship management units of systems integrators such as Accenture, Cap Gemini, PricewaterhouseCoopers, Sapient, and IBM Global Services;

     o advertising and direct marketing agencies such as Ogilvy One, Modem Media, AGENCY.com, and Impiric;

     o internal information technology departments of current and potential clients; and

     o    e-commerce and technology service providers.

Because relatively low barriers to entry characterize our industry, we also expect other companies to enter our market.

         We believe that the principal competitive factors in our industry are:

     o    quality of services;

     o    technical and strategic expertise;

     o    ability to provide end-to-end solutions;

     o    speed of development and implementation of integrated solutions;

     o    value of the services provided compared to the price of such services;

     o    reputation and experience of professionals delivering the service;

     o    project management capabilities;

     o    brand recognition and size of the firm;

     o    effectiveness of sales and marketing efforts; and

     o    financial stability.

We believe that we presently compete favorably with respect to most of these factors. In particular, we believe that we offer an integrated set of skills and expertise that many existing service providers are not well suited to provide.

PEOPLE AND CULTURE

         We have an entrepreneurial culture in which creativity, teamwork and individual development are strongly encouraged. Our employees are our single greatest asset and the key to reaching our company-wide goal to be the undisputed industry leader. In furtherance of this mission our employees collaborate to apply their creativity in the conception, design, and implementation of innovative client solutions. Our formal training program emphasizes improvement of individual skills as well as optimization of team performance. Our knowledge management infrastructure and processes ensure best practices and thinking are shared and leveraged globally. We have a competency-based performance management process that encourages frequent, actionable feedback and ensures that all employees focus on specific goals and areas of skill and knowledge development. The end result is a dynamic and rewarding work environment for intelligent, motivated individuals.

         To retain this culture and uphold the high standard of quality work that we have set, we must continue to attract qualified individuals with superior strategic, creative, technological and management skills to meet the growing demands for our services. To this end, we have a dedicated recruiting team that utilizes various methods to attract the most talented and promising professionals, including an internal referral bonus program.

         We provide our employees with a competitive base salary, performance driven incentive programs, stock options and comprehensive benefits packages. Employees are rewarded for team performance, as well as individual contribution to client success, people development, intellectual capital, and corporate citizenship. For many of our employees, however, a significant attraction is being part of a winning team that applies industry leading expertise and technology to transform businesses to be the best in their industry.

EMPLOYEES

         As of December 31, 2000, we had approximately 1,900 full-time-equivalent employees, approximately 1,800 of whom were located in the United States. As of December 31, 2000, we had approximately 1,600 billable employees and 300 corporate and administrative, non-billable employees. Our employees are not represented by any union and, except for senior management and certain other employees, are retained on an at-will basis.

INTELLECTUAL PROPERTY RIGHTS

         We seek to protect our intellectual property through a combination of license agreements and trademark, service mark, copyright and trade secret laws. We enter into confidentiality agreements with our employees, vendors and clients and use our best efforts to limit access to and distribution of proprietary information licensed from third parties. We pursue the protection of our trademarks in the United States and internationally. Our efforts to protect our intellectual property rights could be inadequate to deter misappropriation of proprietary information. For example, we may not detect unauthorized use of our intellectual property. In addition, the legal status of intellectual property on the Internet is currently subject to various uncertainties.

U.S. AND FOREIGN GOVERNMENT REGULATION

         Congress has passed legislation that regulates various aspects of the Internet and emerging technologies, including on line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet and emerging technologies. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership.

         The European Union and European Commission have adopted directives to address the regulation of privacy, e-commerce, security, commercial piracy, consumer protection, taxation of transactions completed over the Internet and the spread of illegal and socially harmful materials over the Internet.

         It is not known how courts will interpret both existing and new laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by our clients who may be subject to such legislation.

ITEM 2.  PROPERTIES

         Our headquarters and principal administrative and finance operations are located in a leased facility in Boston, Massachusetts consisting of approximately 300,000 square feet of office space. The leases for the Boston office space expire in November and December 2005. We also occupy office space in locations in New York City under leases that cover approximately 181,000 square feet. The New York City leases expire in March 2011. We also lease office space in San Francisco, Salt Lake City, Miami, Chicago, London, Brussels and Hong Kong.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings, which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. Our Common Stock is traded on the Nasdaq National Market under the symbol "DTAS". As of December 31, 2000, there were sixty-four stockholders of record. The following table sets forth high and low last reported sales prices for the Common Stock for each fiscal quarter since the date of our initial public offering, March 14, 2000, through March 22, 2001.

                                                  CLOSING SALES PRICES
                                                  --------------------
                                                   HIGH           LOW
                                                  ------        ------
             2000
             1st Quarter (from March 14, 2000).   $30.00        $24.00
             2nd Quarter.......................   $24.00        $10.75
             3rd Quarter ......................   $24.63        $12.37
             4th Quarter.......................   $17.63        $ 5.06

             2001
             1st Quarter (through March 22, 2001) $ 9.00        $ 3.50

         DIVIDEND POLICY. We have never declared or paid cash dividends on our common stock. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.

         USE OF PROCEEDS. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed is March 13, 2000, and the Commission file number assigned to the registration statement is 333-93585. The use of proceeds of our initial public offering has not changed from our quarterly report on Form 10-Q for the period ended September 30, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data and other operating information of Digitas. The selected income statement and balance sheet data for 2000, 1999, 1998, 1997 and 1996 as set forth below are derived from the audited financial statements of Digitas. The information is only a summary and you should read it in conjunction with Digitas' audited financial statements and related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            DIGITAS                    PREDECESSOR (COMBINED)
                                                     -----------------------    -------------------------------------
                                                           YEAR ENDED                        YEAR ENDED
                                                          DECEMBER 31,                      DECEMBER 31
                                                     -----------------------    -------------------------------------
                                                        2000          1999         1998         1997          1996
                                                     ----------- -----------    -----------  -----------   ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenue........................................      $ 288,154      $187,007      $ 122,309      $101,238    $83,157
Operating expenses:
   Professional services costs.................        158,607       102,247         65,696        57,610     43,272
   Selling, general and administrative expense.         99,366        67,048         48,485        40,552     40,982
   Stock-based compensation....................         14,796        10,743         25,820         6,325        628
   Amortization of intangible assets...........         36,687        36,688              -             -          -
                                                     ---------    ----------    -----------   -----------  ---------
Total operating expenses.......................        309,456       216,726        140,001       104,487     84,882
                                                     ---------    ----------    -----------   -----------  ---------

Loss from operations...........................        (21,302)      (29,719)       (17,692)       (3,249)    (1,725)
Other income (expense), net....................          1,345        (7,281)        (2,698)       (2,431)    (1,281)
Benefit from (provision for) income taxes......         (1,616)         (567)         1,439           114       (160)
                                                     ---------    ----------    -----------   -----------  ---------






Net loss from continuing operations............        (21,573)      (37,567)       (18,951)       (5,566)    (3,166)
Extraordinary loss.............................         (1,653)            -              -             -          -
                                                     ---------    ----------    -----------   -----------  ---------
Net loss.......................................       $(23,226)     $(37,567)      $(18,951)      $(5,566)   $(3,166)
                                                     =========    ==========    ===========   ===========  ==========

Net loss per share - basic and diluted
   Net loss from continuing operations.........       $  (0.38)      $ (0.74)
   Extraordinary loss..........................          (0.03)            -
                                                     ---------    ----------
   Net loss....................................       $  (0.41)      $ (0.74)
                                                     =========    ==========

Weighted average shares outstanding
   Basic and diluted...........................         56,230        50,703

                                                                           AS OF DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                       2000           1999          1998         1997         1996
                                                     ---------      --------      ---------     ---------    --------
BALANCE SHEET DATA:
Cash and cash equivalents......................      $  49,857      $    441      $      37      $  1,868    $   301
Total assets...................................        331,755       252,889         62,270        49,705     33,649
Total long-term debt, less current portion.....          1,947        62,878          1,749         3,701      2,990
Shareholders' equity (deficit).................        249,457       119,836        (27,760)       (9,831)     4,625


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion together with the financial statements and related notes appearing elsewhere in this filing on Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See "Risk Factors."

OVERVIEW

         In 1980, Bronner Slosberg Humphrey Co. was formed to provide direct marketing and promotion services. In 1995, Strategic Interactive Group, an Internet professional services firm, was formed to provide end-to-end Internet business solutions to corporate clients. Between 1995 and 1998, Strategic Interactive Group and Bronner Slosberg Humphrey Co. operated as two separate entities under common control. By January 1999, Strategic Interactive Group had grown so large and the two companies had become so interrelated that the two businesses were merged into a single entity following a recapitalization by a private equity investor and several of our existing shareholders. The purpose of the recapitalization was to combine the entities, realign the ownership of the combined entities with those senior employees who would most actively lead our future growth, establish an equity-based incentive program to motivate our current and future employees and enhance our ability to make strategic investments in our people and services. As a result of a reorganization transaction implemented in connection with our initial public offering in March 2000, Digitas Inc. became the holding company.

BUSINESS OPERATIONS

         Our revenue is generated from providing professional services to our clients. We expect that our revenue will continue to be driven primarily by the number and scope of our client engagements. We focus on large-scale, long-term, strategic relationships with a select group of clients. For 2000, our three largest clients accounted for approximately 43% of our revenue and our largest client accounted for approximately 19% of our revenue.

         Historically, we have offered our services to clients primarily on a time and materials basis. For these engagements, we recognize revenue as services are provided based on actual costs incurred. As our client relationships have grown, we have increasingly entered into broad contracts under which we deliver our services based on mutually agreed upon scopes of work. These contracts generally include estimates on total fees that clients will be charged for the year. For these contracts, we recognize revenue on a percentage of completion method based on the ratio of costs incurred to total estimated costs. Additionally, some of our contracts include a discretionary bonus provision whereby we get additional compensation based on our performance as evaluated by our clients. We recognize bonus revenue in the period we are informed that the bonus has been awarded. Most of our contracts allow us to invoice our clients on a pro-rata basis for our services.

         We incur significant reimbursable costs, such as on-line media buying and production costs, on behalf of our clients. In accordance with the client agreements, there is not a markup on reimbursable costs and the client's approval is required prior to Digitas incurring them. Revenue does not include reimbursable costs.

         Professional services costs consist of professional salaries, payroll taxes and benefits for our professional staff plus other non-reimbursable costs directly attributable to servicing our clients. In addition to the compensation of employees engaged in the delivery of professional services, professional salaries include compensation for selling and management by our senior account managers and most of our executives. We expect that per capita professional services costs will increase over time due primarily to wage increases.

         Selling, general and administrative expense consists primarily of administrative and executive compensation, recruiting, professional fees, rent and office expenses. In 2001, we expect to continue to make significant expenditures for recruiting and training as we continue to expand our operations. We have incurred significant costs to expand our operations internationally. We believe that a key source of our growth will be servicing existing clients on a worldwide basis, as well as attracting new clients in international markets.

         Stock-based compensation before the recapitalization consisted of annual distributions and increases in the value of stock appreciation rights resulting from the pending acquisition of the company. Stock-based compensation after the recapitalization consisted primarily of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock, the repurchase of stock options from an employee and shares of common stock sold to members of the board of directors at a price below the estimated fair value.

         In connection with the recapitalization we recorded $198.9 million of goodwill and other intangible assets. This amount, which represents the excess of purchase price over net assets acquired, is being amortized over two to seven years.

         We were taxed as an S corporation until January 1999 when we terminated our S corporation election and became subject to federal taxation. No provision or liability for federal taxes is reflected for periods prior to 1999. For the periods prior to 1999, we have recorded provisions, tax assets and liabilities for Massachusetts and various states where we do business that have a limited state corporate income and excise tax.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUE. Revenue for 2000 increased by $101.2 million, or 54.1%, to $288.2 million from $187.0 million for 1999. The increase was due to growth in revenue from new clients of approximately 40% and existing clients of approximately 14%. This increase in revenue was due to an increase in demand for results-oriented marketing and technology-related services. We believe that our revenue growth rate for 2001 will be below our historic revenue growth rate due, in part, to the apparent slowing of the United States and global economies and the resulting decrease in demand for technology and consulting related services.

         PROFESSIONAL SERVICES COSTS. Professional services costs for 2000 increased by $56.4 million, or 55.2%, to $158.6 million from $102.2 million for 1999. Professional services costs represented 55.0% of revenue for 2000, as compared to 54.7% of revenue for 1999. The increase in absolute dollars was due to an increase in the number of professionals we hired to support the increased demand for our services. Professional services costs increased as a percentage of revenue due to investments in the opening of new offices and an increase in average compensation per professional.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for 2000 increased by $32.3 million, or 48.2%, to $99.3 million from $67.0 million for 1999. As a percentage of revenue, selling, general and administrative expense decreased from 35.9% in 1999 to 34.5% in 2000. The increase in absolute dollars for 2000 was due to increases in outside fees for recruiting professionals, rent and travel costs related to office expansions in Boston, New York, and London and the construction of new offices in Miami and Hong Kong, and our overall growth in administrative headcount. The decrease as a percentage of revenue was due to the economies of scale associated with higher revenue levels.

         STOCK-BASED COMPENSATION. Stock-based compensation for 2000 consisted of non-cash compensation of $14.8 million arising from stock options granted to employees in prior periods at exercise prices below the estimated fair value of the related common stock. Stock-based compensation for 1999 consisted of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the related common stock of $5.9 million, the repurchase of stock options from an employee of $1.8 million and $3.0 million for shares of common stock sold to members of the board of directors at a price below the estimated fair value.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets consists of amortization of assembled workforce, favorable lease and goodwill resulting from our recapitalization, which was effected in January 1999. Amortization periods range from two to seven years.

         OTHER INCOME (EXPENSE), NET. Other income, net, for 2000 consisted of interest income earned on the invested portion of proceeds from our initial public offering of common stock in March 2000 offset by interest expense primarily on long-term borrowings prior to the initial public offering. In addition, a realized gain on the termination of interest rate swap agreements was recorded. Other expense, net, for 1999 consisted primarily of interest expense on our long-term borrowings related to the recapitalization in January 1999.

         PROVISION FOR INCOME TAXES. The provision for income taxes for 2000 increased by $1.0 million to $1.6 million from $0.6 million for 1999. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to an increase in the valuation allowance for deferred tax assets.

         EXTRAORDINARY LOSS. In March 2000, an extraordinary loss of $1.7 million was recognized upon the early retirement of $68.5 million of long-term debt.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUE. Revenue for 1999 increased by $64.7 million, or 52.9%, to $187.0 million from $122.3 million for 1998. The increase was due to growth in revenue from new clients of approximately 15% and existing clients of approximately 38%. This increase in revenue was due to growth in the market for Internet-related services.

         PROFESSIONAL SERVICES COSTS. Professional services costs for 1999 increased by $36.5 million, or 55.6%, to $102.2 million from $65.7 million for 1998. Professional services costs represented 54.7% of revenue for 1999, as compared to 53.7% of revenue for 1998. The increase in absolute dollars was due to an increase in the number of professionals we hired to support the increased demand for our services. Professional services costs increased as a percentage of revenue for 1999 due to investments in the opening of our London office and an increase in average compensation per professional.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for 1999 increased by $18.5 million, or 38.1%, to $67.0 million from $48.5 million for 1998. As a percentage of revenue, selling, general and administrative expense decreased from 39.7% in 1998 to 35.9% in 1999. The increase in absolute dollars for 1999 was due to increases in outside fees for recruiting professionals, rent and travel costs related to office expansion in New York and the opening of a new office in London, and our overall growth in administrative headcount. The decrease as a percentage of revenue was due to the economies of scale associated with higher revenue levels.

         STOCK-BASED COMPENSATION. Stock-based compensation for 1999 consisted of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the related common stock of $5.9 million, the repurchase of stock options from an employee of $1.8 million and $3.0 million for shares of common stock sold to members of the board of directors at a price below the estimated fair value.

         AMORTIZATION OF INTANGIBLE ASSETS. The increase in amortization of intangible assets resulted from our recapitalization which was effected in January 1999.

         OTHER EXPENSE, NET. Other expense, net, for 1999 increased by $4.6 million to $7.3 million from $2.7 million for 1998. The increase was primarily interest expense. Interest expense for 1999 was due to the interest expense on our long-term borrowings related to the recapitalization. Additionally, we increased borrowings against our line of credit to fund increased working capital needs.

          BENEFIT FROM (PROVISION FOR) INCOME TAXES. The provision for income taxes for 1999 was $0.6 million compared to a benefit of $1.4 million in 1998. We were an S corporation in 1998. Therefore, we were only taxable at the state level, and we did not provide for any federal income taxes in this period.

LIQUIDITY AND CAPITAL RESOURCES

         In March 2000, we successfully completed our initial public offering for common stock, which resulted in net proceeds of approximately $134.7 million.

         In addition, the Company has a credit agreement that allows for borrowings up to $30 million in the form of a revolving line of credit and standby letters of credit. The agreement expires on July 25, 2003. Amounts borrowed under the revolving credit facility bear interest at either the prime rate or at a Eurocurrency rate plus an applicable margin of 1.25% - 2.00%, depending on the Company's leverage ratio. Additionally, the Company is required to pay a commitment fee of 0.125% or 0.25% of the average daily unused amount of the revolving credit, depending on the Company's leverage ratio. The credit facility contains certain restrictive financial covenants.

         At December 31, 2000, the Company had no borrowings under the revolving line of credit and approximately $12.1 million outstanding standby letters of credit, leaving $17.9 million available for future borrowings.

         The Company's cash and cash equivalents increased from $0.4 million at the end of 1999 to $49.9 million as of December 31, 2000. Cash provided by operations for 2000 was $17.1 million. Cash used in investing activities for 2000 was $32.7 million, primarily capital expenditures relating to the expansion of office space and computer equipment purchases. Cash provided by financing activities for 2000 was $65.1 million. Proceeds were primarily from the initial public offering of common stock. In addition, cash of $3.3 million was provided from the issuance of common stock through the Company's employee stock purchase plan and upon exercise of stock options. The Company used the initial public offering proceeds to repay $68.5 million in indebtedness to a bank and $4.4 million in indebtedness to shareholders.

         The Company believes that its current cash and cash equivalents and funds available under the credit facility will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

RISKS FACTORS AND IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

         Set forth below are certain risk factors that could harm our business prospects, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Form 10-K. This Form 10-K contains forward-looking statements that contain risks and uncertainties. See "Forward-Looking Statements" on page one.

RISKS RELATED TO OUR BUSINESS

         THE LOSS OF EVEN ONE SIGNIFICANT CLIENT OR ANY SIGNIFICANT REDUCTION IN THE USE OF OUR SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We derive a significant portion of our revenues from large-scale engagements for a limited number of clients. Most of these relationships, including that with our largest client, are terminable by the client without penalty on 90 days prior written notice. Our relationships with our second and third largest clients are terminable without prior notice. The loss of any major client or any significant reduction in the use of our services could dramatically reduce our revenues. For 2000, our three largest clients, American Express, General Motors and Morgan Stanley, collectively accounted for approximately 43% of our revenues, and our largest client, American Express, accounted for approximately 19% of our revenues. The loss of any of these clients or any significant reduction in the use of our services could significantly reduce our revenue and have a negative impact on our operating results and reputation in our market.

         OUR FAILURE TO MEET OUR CLIENTS' EXPECTATIONS COULD RESULT IN NEGATIVE PUBLICITY AND LOSSES AND COULD SUBJECT US TO LIABILITY FOR THE SERVICES WE PROVIDE

         The average dollar amount of our client engagements has grown significantly while the time frame for delivering our services has generally decreased. As clients have dedicated more money and resources to our engagements with them, their expectations have also increased. As our client engagements become larger and more complex and are required to be completed in a shorter time frame, we face increased management challenges and greater risk of mistakes. Many of the services we provide are critical to the operations of our clients' businesses. Any failure on our part to deliver these services in accordance with our clients' expectations could result in:

     o    additional expenditures to correct the problem;

     o    adverse client reactions;

     o    negative publicity;

     o    delayed or lost client revenues; and

     o    claims against us.

         While our agreements with clients often limit our liability to damages arising from our rendering of services, we cannot assure you that these provisions will be enforceable in all instances or would otherwise protect us from liability. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed.

         FAILURE TO MANAGE OUR GROWTH MAY IMPACT OUR OPERATING RESULTS

         We expect to continue to rapidly grow our business. The expansion of our business and customer base has placed, and will continue to place, increased demands on our management, operating systems, internal controls and financial and physical resources. If not managed effectively, these increased demands may adversely affect the services we provide to our existing clients. In addition, our personnel, systems, procedures and controls may be inadequate to support our future operations. Consequently, in order to manage our growth effectively, we may be required to increase expenditures to expand, train and manage our employee base, improve our management, financial and information systems and controls, or make other capital expenditures. Our results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by rapid expansion.

         IF WE ARE NOT SUCCESSFUL IN CREATING A WORLDWIDE NETWORK OF OFFICES, WE MAY JEOPARDIZE OUR RELATIONSHIPS WITH EXISTING CLIENTS AND LIMIT OUR ABILITY TO ATTRACT NEW CLIENTS

         Increasingly, our clients are insisting that their customer solution service providers be able to handle assignments on a worldwide basis. Failure to grow and scale a worldwide network of offices may jeopardize our existing client relationships and limit our ability to attract new clients. Currently, we possess London, Brussels, Hong Kong and Miami offices to serve the European, Asian and Latin American markets. In addition, we also need to deepen and broaden our expertise in dealing with worldwide assignments by hiring more senior executives with multi-national technology, marketing and customer relationship management expertise.

         AN ECONOMIC RECESSION OR DOWNTURN IN THE UNITED STATES OR ABROAD MAY RESULT IN A REDUCTION IN OUR REVENUES AND OPERATING RESULTS

         Our ability to succeed depends on the continued investment of our current and future clients in the services we offer. An economic recession or downturn in the United States or abroad may cause some of our current and future clients to reduce or eliminate their budgets for our services. Furthermore, the reduction in client budgets may intensify competition and further increase pressure for us to reduce the fees we charge our clients. An economic recession or downturn in the United States or abroad may have a material adverse effect on our business, financial condition and results of operations.

         FLUCTUATIONS IN OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY LEAD TO REDUCED PRICES FOR OUR STOCK

         Our quarterly revenues and operating results are volatile. We believe that period-to-period comparisons of our operating results are not necessarily meaningful. These comparisons cannot be relied upon as indicators of future performance. However, if our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

         Factors that may cause our quarterly results to fluctuate in the future include the following:

     o    variability in market demand for our services;

     o    timing and amount of client bonus payments;

     o    length of the sales cycle associated with our service offerings;

     o unanticipated variations in the size, budget, number or progress toward completion of our engagements;

     o unanticipated termination of a major engagement, a client's decision not to proceed with an engagement we anticipated or the completion or delay during a quarter of several major client engagements;

     o efficiency with which we utilize our employees, including our ability to transition employees from completed engagements to new engagements;

     o our ability to manage our operating costs, a large portion of which are fixed in advance of any particular quarter;

     o    changes in pricing policies by us or our competitors;

     o    timing and cost of new office expansions;

     o    our ability to manage future growth; and

     o    costs of attracting and training skilled personnel.

Some of these factors are within our control while others are outside of our control.

         OUR PLANNED INTERNATIONAL OPERATIONS MAY BE EXPENSIVE AND MAY
NOT SUCCEED

         We have expanded and expect to continue to expand our international operations. We have limited experience in marketing, selling and supporting our services outside of North America and the United Kingdom. Development of such skills may be more difficult or take longer than we anticipate, especially due to language barriers, cultural differences, currency exchange risks and the fact that the Internet infrastructure in foreign countries may be less advanced than in the United States. In addition, we will have to attract and retain experienced management and employees, and we may be unable to do so. Moreover, international operations are subject to a variety of additional risks that could seriously harm our financial condition and operating results. These risks include the following:

     o    the impact of recessions in economies outside the United States;

     o    political and economic instability;

     o    potentially adverse tax consequences;

     o    reduced protection for intellectual property rights in some countries;

     o    longer payment cycles and problems in collecting accounts receivable;

     o    the burden and expense of complying with foreign laws and regulations;

     o    currency issues, including fluctuations in currency exchange rates;

     o the conversion to the euro by all countries of the European Union by year end 2003;

     o tariffs, trade barriers and other import and export restrictions including restrictions on the import and export of sensitive technologies; and

     o seasonal reductions in business activity in parts of the world, such as during the summer months in Europe.

         WE MUST MAINTAIN OUR REPUTATION AND EXPAND OUR NAME RECOGNITION TO REMAIN COMPETITIVE

         We believe that establishing and maintaining name recognition and a good reputation is critical to attracting and expanding our targeted client base as well as attracting and retaining qualified employees. We also believe that the importance of reputation and name recognition will increase due to the growing number of services providers in our industry. If our reputation is damaged or if we are unable to establish name recognition, we may become less competitive or lose our market share. In addition, our name could be associated with any business difficulties of our clients. As a result, the difficulties or failure of one of our clients could damage our reputation and name and make it difficult for us to compete for new business.

         WE DEPEND ON OUR KEY PERSONNEL, AND THE LOSS OF THEIR SERVICES MAY ADVERSELY AFFECT OUR BUSINESS

         We believe that our success will depend on the continued employment of our senior management team and other key personnel, including David Kenny and Michael Ward. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. In addition, if any of our key personnel join a competitor or form a competing company, some of our clients might choose to use the services of that competitor or those of a new company instead of our own. Furthermore, other companies seeking to develop in-house business capabilities may hire away some of our key personnel.

         OUR BUSINESS WILL BE NEGATIVELY AFFECTED IF WE DO NOT KEEP UP WITH RAPID TECHNOLOGICAL CHANGES, EVOLVING INDUSTRY STANDARDS AND CHANGING CLIENT REQUIREMENTS

         Our industry is characterized by rapidly changing technology, evolving industry standards and changing client needs. Accordingly, our future success will depend, in part, on our ability to meet these challenges in a timely and cost-effective manner. Among the most important challenges facing us is the need to:

     o    effectively use leading technologies;

     o    continue to develop our strategic and technical expertise;

     o influence and respond to emerging industry standards and other technological changes;

     o    enhance our current service offerings; and

     o    develop new services that meet changing customer needs.

         OUR SUCCESS DEPENDS ON INCREASED ADOPTION OF NEW TECHNOLOGIES AS A MEANS OF CONDUCTING BUSINESS

         Our future success depends heavily on the acceptance and use of new technologies as a means for conducting business. If e-commerce does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be seriously harmed. Customers and businesses may reject e-commerce for a number of reasons, including:

     o    inadequate network infrastructure;

     o delays in the development of enabling technologies and performance improvements;

     o delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and

     o failure of companies to meet their customers' expectations in delivering goods and services via e-commerce.

         OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY; IF WE CANNOT EFFECTIVELY COMPETE, OUR REVENUE MAY DECLINE

         Our industry is relatively new and intensely competitive. We expect competition to intensify even further as our industry evolves. Some of our competitors have more clients, greater brand or name recognition and greater financial, technical, marketing and public relations resources than we do. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than we do.

         There are relatively low barriers to entry into our industry. In addition, we have no patented technology and limited other proprietary rights that would preclude or inhibit competitors from providing services similar to ours. As a result, new and unknown market entrants pose a threat to our business.

         Current or future competitors may also develop or offer services that are comparable or superior to ours at a lower price, which could affect our ability to retain existing clients and attract new clients. In addition, current and potential competitors have established or may establish corporate relationships among themselves or other third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to continue to compete successfully with our existing competitors or any new competitors.

         ACTUAL AND PERCEIVED CONFLICTS OF INTEREST MAY RESTRICT US IN OBTAINING NEW CLIENTS

         Actual and perceived conflicts of interest are inherent in our industry. We sometimes decline to accept potential clients because of actual or perceived conflicts of interest with our existing clients. In addition, potential clients may choose not to retain us for reasons of actual or perceived conflicts of interest. Many of our clients compete in industries where only a limited number of companies gain meaningful market share. As a result, if we decide not to perform services for a particular client's competitors, or if potential clients choose not to retain us because of actual or perceived conflicts and our client fails to capture a significant portion of its market, we are unlikely to receive future revenue in that particular industry.

         POTENTIAL FUTURE ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, ADVERSELY AFFECT OUR OPERATING RESULTS AND DILUTE SHAREHOLDER VALUE

         We may acquire other businesses in the future, which may complicate our management tasks. We may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to do so could result in our inability to retain the management, key personnel, employees and clients of the acquired business. Such integration efforts also may distract our management from servicing existing clients. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our shareholders could be diluted if we finance the acquisitions by issuing equity securities.

         WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE TO US, AND WHICH MAY DILUTE THE OWNERSHIP INTERESTS OF CURRENT INVESTORS

         We may need to raise additional funds to meet our working capital and capital expenditure needs and to otherwise support our business and implement our strategy. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

     o    open new offices;

     o    create additional market-specific business units;

     o    enhance our infrastructure;

     o    hire, train and retain employees;

     o    keep up with technological advances;

     o    respond to competitive pressures or unanticipated requirements; or

     o    pursue acquisition opportunities.

Our failure to do any of these things could restrict our growth, hinder our ability to compete and seriously harm our financial condition. Additionally, if we are able to raise additional funds through equity financings, the ownership interest of our stockholders will be diluted.

         WE HAVE A HISTORY OF REPORTED NET LOSSES AND THERE CAN BE NO ASSURANCE THAT WE WILL SOON REPORT NET INCOME

         We have experienced substantial net losses for the three years ended December 31, 2000. These losses have been attributable to charges for stock-based compensation and the amortization of intangible assets. We expect to continue to report large charges for these items over the next five years under current accounting standards. Our anticipated revenue growth may not compensate for these charges and we may not achieve profitability during this time period.

RISKS RELATED TO THE SECURITIES MARKETS

         OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE AND MAY RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS

         The market price of our common stock has been and is likely to continue to be highly volatile. Since we completed our initial public offering in March 2000, the market price for our common stock has been as high as $40.00 per share and as low as $3.06 per share. Additionally, the stock market in general, and the market for Internet-related stocks in particular, has been highly volatile and has been characterized by significant decreases in market prices during the latter portion of 2000. This volatility often has been unrelated to the operating performance of particular companies.

         In addition, the trading price of our common stock could be subject to wide fluctuations in response to:

     o    our perceived prospects;

     o variations in our operating results and our achievement of key business targets;

     o    changes in securities analysts' recommendations or earnings estimates;

     o differences between our reported results and those expected by investors and securities analysts;

     o announcements of new contracts or service offerings by us or our competitors;

     o market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

     o general economic or stock market conditions unrelated to our operating performance.

         In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

         CONCENTRATION OF OWNERSHIP MAY LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS

         As of March 22, 2001, our executive officers, directors and 10% shareholders collectively owned approximately 70.6% of the outstanding shares of our common stock. These shareholders have the power to control the election of our directors, and the approval of any other action requiring the approval of our shareholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. In addition, without the consent of these shareholders, we cannot enter into transactions that could be beneficial to us or our other shareholders. Also, third parties could be discouraged from making a tender offer or bid to acquire Digitas at a price per share that is above the then-current market price.

RISKS RELATED TO LEGAL UNCERTAINTY

         WE MAY BE SUBJECT TO LAWSUITS AS A RESULT OF OUR ATTEMPTS TO HIRE QUALIFIED PEOPLE

         Some companies have adopted a strategy of suing or threatening to sue former employees and their new employers. As we hire new employees from our current or potential competitors we may become a party to one or more lawsuits involving the former employment of one of our employees. Any future litigation against us or our employees, regardless of the outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

         WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management. If any party asserts a claim against us relating to proprietary technology or information, we may need to obtain licenses to the disputed intellectual property. We cannot assure you, however, that we will be able to obtain any licenses at all. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States so, as our business expands into foreign countries, risks associated with protecting our intellectual property will increase.

         CHANGES IN GOVERNMENT REGULATION OF THE INTERNET AND OTHER EMERGING TECHNOLOGIES COULD ADVERSELY AFFECT OUR BUSINESS

         To date, government regulations have not materially restricted the use of the Internet and other emerging technologies by our clients in their markets. However, the legal and regulatory environment that pertains to such technologies may change. New laws and regulations, or new interpretations of existing laws and regulations, could impact us directly or indirectly by preventing our clients from delivering products or services over technology-based distribution channels. New state, federal and foreign laws and regulations may be adopted regarding any of the following issues:

     o    user privacy;

     o the pricing and taxation of goods and services offered over the Internet;

     o    the content of Web sites;

     o    consumer protection; and

     o    the characteristics and quality of products and services offered.

Any new legislation could inhibit the increased use of the Internet and emerging technologies as commercial mediums which in turn would decrease the demand for our services and have a material adverse effect on our future operating performance.

         WE MAY BECOME SUBJECT TO CLAIMS REGARDING FOREIGN LAWS AND REGULATIONS THAT COULD SUBJECT US TO INCREASED EXPENSES

         Because we plan to expand our international operations and because many of our current clients have international operations, we may be subject to the laws of foreign jurisdictions for violations of their laws. These laws may change, or new, more restrictive laws may be enacted in the future.

         International litigation is often expensive and time-consuming and could distract our management's attention away from the operation of our business.

         PROVISIONS OF DELAWARE LAW AND OF OUR CHARTER AND BY-LAWS MAY MAKE A TAKEOVER MORE DIFFICULT

         Provisions in our certificate of incorporation and by-laws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt which is opposed by our management and board of directors. Public shareholders who might desire to participate in such a transaction may not have an opportunity to do so. In our certificate of incorporation we also have a staggered board of directors which makes it difficult for shareholders to change the composition of the board of directors in any one year. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change in control or change our management and board of directors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements on page F-1 of this Report.

ITEM 8A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 27, 1999, PricewaterhouseCoopers LLP resigned as our independent accountants. The report of PricewaterhouseCoopers LLP on the combined financial statements for the year ended December 31, 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the year ended December 31, 1998 and through December 27, 1999, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the combined financial statements for such year. We engaged Arthur Andersen LLP as our principal accountants on January 7, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          (a)  DIRECTORS

         Incorporated herein by reference is the information appearing under the caption "Information Concerning Directors" in the Digitas definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

          (b)  EXECUTIVE OFFICERS

         Incorporated herein by reference is the information appearing under the caption "Executive Officers" in the Digitas definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference is the information appearing the caption "Executive Compensation" in the Digitas definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference is the information appearing under the caption "Security Ownership of Executive Officers and Directors" in the Digitas definitive Proxy Statement for its 2001 Annual Meeting of
Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference is the information appearing under the caption "Certain Relationships and Related Transactions" in the Digitas definitive Proxy Statement for its 2001 Annual Meeting of Stockholders

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         14(a)(1) FINANCIAL STATEMENTS

         The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

         14(a)(2) FINANCIAL STATEMENT SCHEDULES

         The following are contained in this annual report on Form 10-K immediately following the Notes to Financial Statements:


          o    Reports of Independent Public Accountants

          o    Schedule II: Valuation and Qualifying Accounts

         Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

         14(a)(3) EXHIBITS

         Exhibits are as set forth in the "Index to Exhibits" which follows the Notes to Financial Statements.

         14(b)    REPORTS ON FORM 8-K

         None.

                                     DIGITAS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE
Reports of Independent Public Accountants ..........................................................       F-2
Balance Sheet at December 31, 2000 and 1999.........................................................       F-4
Statement of Operations of the Company for the years ended December 31, 2000 and 1999 and of the
   Predecessor (combined) for the year ended December 31, 1998 .....................................       F-5
Statement of Shareholders' Equity (Deficit) of the Company for the years ended December 31, 2000 and
   1999 and of the Predecessor (combined) for the year ended December 31, 1998 .....................       F-6
Statement of Cash Flows of the Company for the years ended December 31, 2000 and 1999 and of the
   Predecessor (combined) for the year ended December 31, 1998 .....................................       F-7
Notes to Financial Statements ......................................................................       F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Digitas Inc.:


         We have audited the accompanying balance sheet of Digitas, formerly known as Bronner Slosberg Humphrey Co. (a Masssachusetts Business Trust), as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digitas as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                      /s/ Arthur Andersen LLP

Boston, Massachusetts
January 31, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bronner Slosberg Humphrey Co. and
Strategic Interactive Group, Co.

         In our opinion, the combined statement of operations, of stockholders' equity (deficit) and of cash flows for the year ended December 31, 1998 (appearing on pages F-5 through F-7 of this Digitas Inc. 2000 Annual Report on Form 10-K) present fairly, in all material respects, the combined results of operations and combined cash flows of Bronner Slosberg Humphrey Co. and Strategic Interactive Group, Co. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of Digitas Inc. for any period subsequent to December 31, 1998.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 15, 1999

                                     DIGITAS

                                  BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                     DECEMBER 31,        DECEMBER 31,
                                                                                         2000               1999
                                                                                     -------------      --------------
ASSETS

Current assets:
   Cash and cash equivalents................................................          $   49,857        $      441
   Accounts receivable, net of allowance for doubtful accounts of $1,419 and
   $1,053 at December 31, 2000 and 1999, respectively.......................              66,439            40,296
   Accounts receivable, unbilled............................................              36,174            25,521
   Other current assets.....................................................               1,643             1,999
                                                                                      ----------        ----------
     Total current assets...................................................             154,113            68,257
   Fixed assets, net........................................................              43,567            20,237
   Intangible assets, net...................................................             125,485           162,172
   Other assets.............................................................               8,590             2,223
                                                                                      ----------        ----------
     Total assets...........................................................          $  331,755        $  252,889
                                                                                      ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................................          $   12,110        $   15,352
   Current portion of long-term debt........................................                 209             7,530
   Billings in excess of cost and estimated earnings on uncompleted
   contracts................................................................              32,233            17,761
   Accrued expenses.........................................................              18,300            12,717
   Accrued compensation.....................................................              16,849            16,369
   Capital lease obligations................................................                 619               398
                                                                                      ----------        ----------
     Total current liabilities..............................................              80,320            70,127
Long-term debt, less current portion........................................               1,048            62,422
Capital lease obligation, long-term portion.................................                 899               456
Other long-term liabilities.................................................                  31                48
                                                                                      ----------        ----------
     Total liabilities......................................................              82,298           133,053

Commitments (Note 15)

Shareholders' equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and
   none issued and outstanding at December 31, 2000 ........................                   -
Common shares, no par value per share, 50,703,479 shares authorized, issued and outstanding at December 31, 1999 ........................................
Common shares, $.01 par value per share, 175,000,000 shares authorized and
   58,077,801 shares issued and outstanding at December 31, 2000............                 581                 -
Additional paid-in capital..................................................             360,175           208,153
Accumulated deficit.........................................................             (63,254)          (40,028)
Deferred compensation.......................................................             (48,045)          (48,289)
                                                                                      ----------        ----------
     Total shareholders' equity.............................................             249,457           119,836
                                                                                      ----------        ----------
     Total liabilities and shareholders' equity.............................          $  331,755        $  252,889
                                                                                      ==========        ==========

              The accompanying notes are an integral part of these
                             financial statements.

                                     DIGITAS

                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        PREDECESSOR
                                                                                 COMPANY                 (COMBINED)
                                                                                YEAR ENDED               YEAR ENDED
                                                                               DECEMBER 31,             DECEMBER 31,
                                                                        ---------------------------    --------------
                                                                             2000           1999           1998
                                                                        --------------  -----------    --------------
Revenue.........................................................         $ 288,154        $187,007      $   122,309

Operating expenses:
   Professional services costs..................................           158,607         102,247           65,696
   Selling, general and administrative expenses.................            99,366          67,048           48,485
   Stock-based compensation.....................................            14,796          10,743           25,820
   Amortization of intangible assets............................            36,687          36,688                -
                                                                         ---------        --------          -------
     Total operating expenses...................................           309,456         216,726          140,001
                                                                         ---------         -------          -------

Loss from operations                                                       (21,302)        (29,719)         (17,692)

Other income (expense):
   Interest income..............................................             2,786              55               21
   Interest expense.............................................            (1,871)         (7,336)          (2,719)
   Realized gain on investment..................................               447               -                -
   Loss on disposal of fixed assets.............................              (133)              -                -
   Other miscellaneous income...................................               116               -                -
                                                                         ---------        --------      -----------
Loss before provision for income taxes..........................           (19,957)        (37,000)         (20,390)
Benefit from (provision for) income taxes.......................            (1,616)           (567)           1,439
                                                                         ---------        --------      -----------
Loss from continuing operations.................................           (21,573)        (37,567)         (18,951)

Extraordinary loss relating to early extinguishment of debt
   (net of tax benefit of $175).................................            (1,653)              -                -
                                                                         ---------        --------      -----------
Net loss........................................................         $ (23,226)       $(37,567)     $   (18,951)
                                                                         =========        ========      ===========

Net loss per share (Note 2)- basic and diluted
   Loss from continuing operations..............................         $   (0.38)      $   (0.74)
   Extraordinary loss...........................................             (0.03)              -
                                                                         ---------       ---------
   Net loss ....................................................         $   (0.41)      $   (0.74)
                                                                         =========       =========
Weighted average common shares outstanding (Note 2)
   Basic and diluted............................................            56,230          50,703
                                                                         =========        ========


              The accompanying notes are an integral part of these
                             financial statements.

                                     DIGITAS


                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               INTEREST
                                                      NOTES       ON                                                    TOTAL
                           COMMON STOCK  ADDITIONAL RECEIVABLE   SHARE                             TREASURY STOCK   SHAREHOLDERS'
                           ------------    PAID-IN    FROM      HOLDERS'  DEFERRED   ACCUMULATED   --------------      EQUITY
                         SHARES    AMOUNT  CAPITAL SHAREHOLDERS  NOTES  COMPENSATION   DEFICIT    SHARES   AMOUNT     (DEFICIT)
                         ------    ------  ------- ------------ ------- ------------ -----------  ------   ------   ------------
PREDECESSOR (COMBINED)

Balance at December
  31, 1997...........  49,317,942   $  2   $3,435    $(1,065)   $(366)   $    -       $(8,655)  8,105,893  $(3,182)    $(9,831)
Offset of note
  receivable
  from shareholder
  against note
  payable
  from another
  shareholder....                                      1,065      272                                                    1,337
Distribution to
  shareholders'..                                                                        (315)                            (315)

Net loss.............                                                                 (18,951)                         (18,951)
                       ----------   ----   ------    -------   -------  -------     ---------   ---------  -------    --------

Balance at December
  31, 1998...........  49,317,942   $  2   $3,435    $    -     $ (94)   $    -      $(27,921)  8,105,893  $(3,182    $(27,760)
                       ==========   ====   ======    =======   =======  =======     =========   =========  =======    ========

COMPANY

Balance at January
  1, 1999............           -   $  -   $   -     $    -     $   -    $    -      $      -           -  $     -    $      -
Issuance of common
  stock
  in connection with
  recapitalization     50,086,487         152,148                                                                      152,148
Repurchase of stock
  options and
  warrants...........                      (2,566)                                                                      (2,566)
Exercise of stock
  options............     118,448             151                                                                          151
Deferred stock-based
  compensation.......                      55,593                       (55,593)                                             -
Distribution to
  shareholders.......                                                                  (2,461)                          (2,461)
Stock-based
  compensation..                            3,029                         5,846                                          8,875
Cancellation of
  stock option.......                      (1,458)                        1,458                                              -
Issuance of
  common stock.......     498,544           1,256                                                                        1,256
Net loss.............                                                                 (37,567)                         (37,567)
                       ----------   ----   ------    -------   -------  -------     ---------   ---------  -------    --------

Balance at December
  31, 1999...........  50,703,479      -  208,153          -         -  (48,289)      (40,028)          -        -     119,836
Exercise of
  stock
  options............   1,015,330     10    1,082                                                                        1,092
Deferred
  stock-based
  compensation.......                      22,519                       (22,519)                                             -
Stock-based
  compensation.......                                                    14,796                                         14,796
Cancellation of
  stock options.                           (7,967)                        7,967                                              -
Issuance of common
  stock net of
  issuance costs.....   6,358,992    571  136,388                                                                      136,959
Net loss........                                                                      (23,226)                         (23,226)
                       ----------   ----   ------    -------   -------  -------     ---------   ---------  -------    --------

Balance at December
  31, 2000...........  58,077,801   $581 $360,175     $    -    $    - $(48,045)     $(63,254)          -  $    -     $249,457
                       ==========   ====   ======    =======   =======  =======     =========   =========  =======    ========

                                     DIGITAS

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                             PREDECESSOR
                                                                    COMPANY                  (COMBINED)
                                                                    -------                  ----------
                                                                   YEAR ENDED                YEAR ENDED
                                                                  DECEMBER 31,              DECEMBER 31,
                                                             ----------------------         ------------
                                                             2000              1999             1998
                                                             ----              ----             ----
Cash flows from operating activities:
  Net loss.......................................          $(23,226)         $(37,567)         $(18,951)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization....................            46,551            43,865             4,645
Loss on disposal of fixed assets.................               133                74                67
Stock-based compensation.........................            14,796             8,875            22,762
Provision for doubtful accounts..................               609             1,137               216
Deferred income taxes............................                 -                 -            (1,628)
Extraordinary loss...............................             1,653                 -                 -
Changes in operating assets and liabilities:.....
  Accounts receivable............................           (26,752)          (17,651)           (7,786)
  Accounts receivable, unbilled..................           (10,653)          (10,371)           (1,257)
  Other current assets...........................               356              (494)              133
  Other assets...................................            (1,638)             (282)           (1,836)
  Accounts payable...............................            (3,242)            5,503            (3,461)
  Billings in excess of costs and estimated
  earnings on uncompleted contracts..............            14,472             7,244             3,441
  Accrued expenses...............................             1,210             9,519             3,681
  Accrued compensation...........................             2,801             4,563             8,138
  Other long-term liabilities....................               (17)                -                48
                                                           --------          --------          --------
Net cash provided by operating activities........            17,053            14,415             8,212
                                                           --------          --------          --------

Cash flows from investing activities:
  Purchase of fixed assets.......................           (32,695)           (8,525)           (6,329)
  Business acquired net of cash..................                 -           (65,200)                -
                                                           --------          --------          --------
  Net cash used in investing activities..........           (32,695)          (73,725)           (6,329)
                                                           --------          --------          --------

Cash flows from financing activities:
  Principal payments under capital lease obligations           (511)             (306)             (611)
  Net proceeds from line of credit, bank.........                 -                 -             2,345
  Proceeds from note payable, bank, net of debt
   issuance costs................................                 -            70,558             5,000
  Proceeds from notes payable, shareholders......                 -                 -             3,000
  Proceeds from sale leaseback...................               645                 -                 -
  Payment of note payable, tenant allowances.....              (190)             (158)             (155)
  Payment of notes payable, bank.................           (68,505)           (4,893)           (8,750)
  Payment of notes payable, shareholders.........            (4,432)                -            (4,228)
  Distributions to shareholders..................                 -            (2,461)             (315)
  Repurchase of stock options and warrants.......                 -            (4,433)                -
  Proceeds from  issuance of common stock........           138,051             1,407                 -
                                                           --------          --------          --------
Net cash provided by (used in) financing activities          65,058            59,714            (3,714)
                                                           --------          --------          --------

Net increase (decrease) in cash and cash equivalents         49,416               404            (1,831)
Cash and cash equivalents, beginning of period...               441                37             1,868
                                                           --------          --------          --------

Cash and cash equivalents, end of period.........          $ 49,857          $    441          $     37
                                                           --------          --------          --------

Supplemental disclosure of cash flow information:
  Cash paid for taxes............................          $  1,351          $  1,011          $    230
  Cash paid for interest.........................             1,906             6,781             2,034
Supplemental disclosure of noncash investing and
   financing activities:
  Issuance of notes payable to shareholders (Note 6)       $  4,432          $      -          $      -
  Change in par value of common stock (Note 7)...               507                 -                 -
  Assets acquired under capital lease obligations               530               606               594
  Assignment of notes receivable.................                 -                 -             1,065
  Interest accrued on notes receivable assignment                 -                 -               272

              The accompanying notes are an integral part of these
                             financial statements.

                                     DIGITAS

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

         Bronner Slosberg Humphrey Inc. was incorporated in Massachusetts in 1980 as a Subchapter S corporation. Strategic Interactive Group, Inc. was incorporated in Massachusetts in 1995 as a Subchapter S corporation. Through December 31, 1998, certain shareholders of Bronner Slosberg Humphrey Inc. ("BSH") owned a majority of the outstanding shares of Strategic Interactive Group, Inc. ("SIG"). Accordingly, financial statements of the two entities are combined for 1998 and are referred to herein as the "Predecessor".

         On November 5, 1998, BSH and SIG completed transactions in which each company was reorganized into a Massachusetts business trust (each a "Trust" and together the "Trusts") with a wholly-owned limited liability company ("LLC") subsidiary. After formation of the Trusts and LLCs, the two companies were merged with and into Bronner Slosberg Humphrey, LLC and Strategic Interactive Group, LLC, respectively, with each shareholder of the original S corporations receiving as consideration an equivalent number of beneficial common shares in the Trusts as the shareholders held in the S corporations prior to the mergers. The reorganization of the companies into Trusts and subsidiary LLCs has been accounted for at historical cost as a combination of entities under common control.

         Effective January 1, 1999, the Predecessor completed a transaction with a private equity investor and the existing shareholders (the "Recapitalization"). Under the terms of the Recapitalization, the private equity investor acquired a certain number of shares directly from the existing shareholders for $102.0 million. In addition the Company borrowed $70.6 million from a bank. Of the borrowings; $32.7 million was used to repurchase stock, stock options and stock rights; $27.4 million was used to repay outstanding debt, accrued interest and other existing obligations of the Company at the date of the Recapitalization; $5.1 million was used to pay acquisition costs; and $5.4 million was used for general working capital purposes. On the date following the close of the Recapitalization, SIG effectively merged into Bronner Slosberg Humphrey Co. Bronner Slosberg Humphrey Co. serves as the ultimate parent of Digitas, LLC, the Delaware limited liability company through which the business is operated. Substantially all of the stock options and stock appreciation rights of the Predecessor were replaced with stock options in Bronner Slosberg Humphrey Co. with equivalent in-the-money value which existed at the date of Recapitalization. The Recapitalization was accounted for as a purchase as described in Note 3. On December 22, 1999, Digitas Inc., a Delaware corporation was formed to ultimately hold the ownership interests of Bronner Slosberg Humphrey Co. and Digitas, LLC after completing a reorganization to become the sole shareholder of the Trust. The "Company" refers to Digitas, LLC prior to this reorganization and Digitas Inc. thereafter. A United Kingdom subsidiary was formed in late 1998 and is included in the financial statements of the Predecessor and the Company subsequent to that date.

         The financial statements of the Company and the Predecessor are not comparable in certain respects due to the application of purchase accounting as of the date of the recapitalization. The Predecessor's combined financial statements represent the historical basis of financial position, results of operations and cash flows for the periods presented. The financial information of the Predecessor presented herein does not necessarily reflect what the financial position and results of operations of the Company would have been had it been recapitalized for all the periods and may not be indicative of future operations or financial position.

OPERATIONS

         Digitas is a marketing and technology company that helps its clients manage their customer relationships one at a time. Digitas combines best-of-breed capabilities in technology, marketing and customer relationship management to enable Global 200 and other blue-chip companies to connect the right message to the right customer through the right channel at the right time.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market.

FIXED ASSETS

         Fixed assets are recorded at cost. Expenditures for renewals and improvements are capitalized. Repairs and maintenance are charged to operations as incurred. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease and amortized using the straight-line method over the lease term. Leasehold improvements are recorded net of construction allowances provided by the landlord. Depreciation is recorded on the straight-line basis over the estimated useful life of the related assets, which are as follows:

       Furniture and fixtures               5-7 years
       Computer equipment and software      3-5 years
       Capital leases                       Lesser of lease term or useful life
       Leasehold improvements               Lesser of lease term or useful life

INTANGIBLE ASSETS

         Intangible assets consist of assembled workforce, favorable lease and excess cost over fair value of net assets acquired ("goodwill") and are stated at cost less accumulated amortization. Assembled workforce is the estimated cost to replace the entire workforce in place at the purchase date, including replacement costs consisting of costs to recruit, relocate and train a new workforce. Favorable lease is the difference between the fair market value of a new lease signed on the purchase date and the actual lease in existence. Intangible assets are amortized on a straight-line basis over their estimated future lives, which are as follows:

       Assembled workforce                  2 years
       Favorable lease                      6 years
       Goodwill                             7 years

INTERNAL USE SOFTWARE

         American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was adopted, effective January 1, 1999. The Company capitalizes external costs related to software and implementation services in connection with its internal use software systems.

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of," the Company evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets. To the extent impairment is identified, the Company reduces the carrying value of such impaired assets to fair value based on estimated discounted future cash flows. To date, the Company has not had any such impairments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is based on the current rates offered to the Company for debt instruments of similar risks and maturities and approximates its carrying value.

REVENUE RECOGNITION

         Revenue pursuant to fixed-price contracts is recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenue pursuant to time and materials contracts is recognized as services are provided. Certain contracts contain provisions for performance incentives. Such contingent revenue is recognized in the period in which the contingency is resolved. Unbilled accounts receivable on contracts is comprised of costs incurred plus estimated earnings from revenue earned in advance of billings under the contract. Advance payments are recorded as billings in excess of cost and earnings on uncompleted contracts until the services are provided. Included in accounts receivable and unbilled accounts receivable are reimbursable costs, which have been incurred on behalf of the Company's clients. In accordance with the client agreements, there is no markup on reimbursable costs and the client's approval is required prior to the Company incurring them. Revenue does not include reimbursable costs.

         Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which losses are determined.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance was effective for the fourth quarter of fiscal 2000. The adoption of SAB No. 101 has not had a material impact on the Company's results of operations.

PROFESSIONAL SERVICES COSTS

         Professional services costs consist primarily of compensation and benefits of the Company's employees engaged in the delivery of professional services plus other nonreimbursable service costs.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged to operations as incurred. To date, substantially all research and development activities have been pursuant to customer contracts and have been expensed as professional services costs.

NET INCOME PER SHARE

         Basic and diluted earnings per share are computed in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

         Before the Recapitalization, the two predecessor companies were S corporations and thus were not subject to federal income taxation. In addition, because the two companies had different numbers of common shares outstanding that bear no relationship to the current number of common shares outstanding, net income (loss) per share has not been presented for periods before 1999.

                                                                                          DECEMBER 31,
                                                                              ----------------------------------
                                                                                     2000               1999
                                                                              ----------------------------------
  Weighted average common shares outstanding                                       56,229,640         50,703,479
  Dilutive effect of options and warrants using the treasury stock method                   -                  -
                                                                              ---------------     --------------
  Diluted weighted average common shares outstanding                               56,229,640         50,703,479

         As of December 31, 2000 and 1999, 31,071,626 and 29,088,972 options and warrants, respectively, were outstanding, but not included in the above calculations as their effects would have been antidilutive.

INCOME TAXES

         The Predecessor was taxed under the provisions of Subchapter S of the Internal Revenue Code, whereby the corporate income is taxed to the individual shareholders based on their proportionate share of the Company's taxable income. Massachusetts taxes profits on S corporations with receipts exceeding $6,000,000.

         On November 5, 1998, the Predecessor reorganized resulting in its conversion into a Massachusetts business trust, a reorganization which affects the Massachusetts tax treatment of the Predecessor and the Company and its shareholders that are residents of Massachusetts. The Predecessor and the Company recorded a provision for Massachusetts taxes that reflects its change in status during 1998.

         Effective January 1, 1999, the Predecessor terminated its S corporation election and is subject to corporate-level federal and certain additional state income taxes.

         The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases for operating profit and tax liability carryforward. Deferred tax assets and liabilities are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs.

STOCK-BASED COMPENSATION

         Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations are applied in accounting for its employee stock option plans. The disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation", which includes information with respect to stock-based compensation determined under the "fair value" method has been utilized in the accompanying financial statements.

FOREIGN CURRENCY TRANSLATION

         The functional currency of the Company's foreign subsidiary is the U.S. dollar. Monetary assets and liabilities of the subsidiary are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historic exchange rates. Income and expenses are remeasured at the average exchange rate for the period. Translation gains and losses are reflected in SG&A in the statement of operations. Translation losses were approximately $129,000 and $158,000 for the years ended December 31, 2000 and 1999, respectively. There were no translation gains or losses for the year ended December 31, 1998.

MANAGEMENT'S USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

         Effective January 1, 1998, SFAS No. 130, "Reporting Comprehensive Income", was adopted. This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. For each year reported, comprehensive income (loss) under SFAS No. 130 was equivalent to the Company's net income (loss) reported in the accompanying statement of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133", in fiscal year 2001. The Company has determined that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

3.       RECAPITALIZATION

         The Recapitalization described in Note 1 has been accounted for under the purchase method. Accordingly, the purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date based on an independent appraisal.

    Consideration and acquisition costs:

                Cash paid for stock, options and stock rights       $   134,739
                Fair value of stock and options exchanged                51,742
                Acquisition costs                                         5,104
                                                                    -----------
                                                                    $   191,585
                                                                    ===========
    Allocation of purchase price:

                Goodwill                                            $   171,726
                Workforce-in-place                                       22,900
                Favorable lease                                           4,234
                Net liabilities acquired                                 (7,275)
                                                                    -----------
                                                                    $   191,585
                                                                    ===========

         The following unaudited pro forma results of operations reflects the combined results of operations of the Predecessor for the year ended December 31, 1998 as if the purchase had occurred on the first day of the period presented. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the purchase taken place on the first day of the period presented, nor is it necessarily indicative of results that may occur in the future.

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                         1998
                                                                     ------------
    Revenue                                                          $   122,309
    Net loss                                                             (44,845)

4.       FIXED ASSETS

    Fixed assets consist of the following:

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                    2000             1999
                                                                                 -----------       ----------
    Furniture and fixtures                                                       $    15,344       $   10,416
    Computer equipment and software                                                   34,208           22,025
    Leasehold improvements                                                             7,144            5,696
    Capital leases                                                                     2,623            1,449
    Construction in progress                                                          12,046                -
                                                                                 -----------       ----------
                                                                                      71,365           39,586
    Less accumulated depreciation                                                    (27,798)         (19,349)
                                                                                 -----------       ----------
                                                                                 $    43,567       $   20,237
                                                                                 ===========       ==========



Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $9,762,000, $6,795,000, and $4,645,000, respectively.

5.       INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                    2000             1999
                                                                                 -----------       ----------
    Assembled workforce                                                           $   22,900       $   22,900
    Favorable lease                                                                    4,234            4,234
    Goodwill                                                                         171,726          171,726
                                                                                  ----------       ----------
                                                                                     198,860          198,860
    Less accumulated amortization                                                    (73,375)         (36,688)
                                                                                  ----------       ----------
                                                                                  $  125,485       $  162,172
                                                                                  ==========       ==========

6.       DEBT



    Debt consists of the following:

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                    2000             1999
                                                                                 -----------       ----------
    Notes payable, term loan                                                      $        -       $   68,505
    Notes payable, tenant allowance                                                    1,257            1,447
                                                                                  ----------       ----------
                                                                                       1,257           69,952
    Less current portion                                                                (209)          (7,530)
                                                                                  ----------       ----------
    Total long-term debt                                                          $    1,048       $   62,422
                                                                                  ==========       ==========



CREDIT AGREEMENTS

         On January 6, 1999, the Company entered into a credit agreement which included a $73,399,000 term loan due December 31, 2004 and a $25,000,000 revolving credit facility expiring on December 31, 2004, of which up to $15,000,000 could be used to support standby letters of credit.

         At December 31, 1999, the Company had $68,505,000 of the $73,399,000
term loan outstanding. In addition, the Company had no cash borrowings under the revolving credit and $10,289,000 outstanding standby letters of credit, leaving $14,711,000 available for future borrowings at December 31, 1999.

         The term loan was repayable through 2004. Upon the completion of the initial public offering in March 2000, the Company repaid the entire $68,505,000 balance. An extraordinary loss of $1,653,000 (net of a tax benefit of $175,000) was recognized upon the early retirement of the debt.

         On July 25, 2000, the Company entered into a new credit agreement that replaced the January 1999 credit agreement. The new agreement allows for a revolving line of credit and standby letters of credit. Under the line of credit terms, the maximum line is equal to $30 million less outstanding standby letters of credit and expires on July 25, 2003. Amounts borrowed under the revolving credit facility bear interest at either the prime rate or at a Eurocurrency rate plus an applicable margin of 1.25% - 2.00%, depending on the Company's leverage ratio. Additionally, the Company is required to pay a commitment fee of 0.125% or 0.25% of the average daily unused amount of the revolving credit, depending on the Company's leverage ratio. The credit facility contains certain restrictive financial covenants, including a maximum leverage ratio, a minimum EBITDA level and a minimum fixed charge coverage ratio.

         At December 31, 2000, the Company had no borrowings under the revolving credit and approximately $12.1 million outstanding standby letters of credit, leaving $17.9 million available for future borrowings.

NOTES PAYABLE, TENANT ALLOWANCES

         Since 1995, the Predecessor has received tenant allowances, which are required to be reimbursed to the landlord through 2005. Interest expense recognized in relation to these notes amounted to $136,000, $153,000, and $169,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTES PAYABLE, SHAREHOLDERS

         In March 2000, the Company repaid a total of $4,432,000, $2,111,000 of which was included in accrued expenses and $2,321,000 of which was included in accrued compensation at December 31, 1999, to shareholders of the Company. Prior to repayment, these amounts were converted to formal note payable agreements.

7.       SHAREHOLDER'S EQUITY

COMMON STOCK

         Under the Declaration of Trust of each of Bronner Slosberg Humphrey Co. and Strategic Interactive Group Co., an unlimited amount of common shares were authorized for no par value. All holders of common shares were entitled to one vote per share and all dividends on common shares were to be distributed pro rata, when and if declared by the Board of Directors.

         On March 14, 2000, the Company successfully completed its initial public offering of common stock. The Company sold 6,200,000 shares of common stock in the initial public offering for approximately $148.8 million less issuance costs of $14.1 million. Additionally, the par value of the Company's common stock was changed to $0.01 per share.

STOCK SPLIT

         On December 2, 1999, the Board of Directors approved a 30-for-1 stock split of the Company's common stock. Share amounts have been restated to reflect the split.

         On February 10, 2000, the Board of Directors approved a 2-for-1 stock split of the Company's common stock. All share and per share amounts have been restated to reflect the split.

8.       STOCK-BASED COMPENSATION

STOCK APPRECIATION RIGHTS

         The Predecessor established a 1997 Stock Appreciation Right Plan (the "BSH SAR Plan") which became effective on April 1, 1997 and a 1997 Stock Appreciation Right Plan (the "SIG Plan" and, with the BSH Plan, the "SAR Plans") which became effective August 1, 1997. Under the SAR Plans, certain key employees are granted stock appreciation right units (each a "BSH SAR" or a "SIG SAR" and collectively the "SARs") which vest in accordance with a vesting schedule indicated on each SAR agreement. Participants are eligible for an annual distribution for each SAR unit vested at the end of each year based on the Predecessor's operating income after charges and reserves have been deducted as determined by the Board. Additionally, the entities are obligated to pay each participant the appreciation on the SARs upon the occurrence of a triggering event, as defined in the SAR Plans. Account appreciation, as defined by the SAR Plans, is the difference between the fair market value of each SAR less the base value.

         BSH issued 11,970,000 and 2,040,000 SAR units in 1997 and 1998, respectively. SIG issued 10,200 SAR units in 1997 and 2,040 in 1998. Effective January 1, 1999, there was a triggering event. In connection with the triggering event, 6,570,000 of the 6,765,000 BSH SARs outstanding at that time were converted on a one-for-one basis into options to purchase shares of beneficial interest in Bronner Slosberg Humphrey Co. ("Trust Options"). In addition, the remaining 195,000 BSH SARs outstanding at that time were redeemed for cash. For the SIG SARs, each of the 5,100 SIG SARs outstanding at the time of the triggering event were converted on a one-for-one basis effective January 1, 1999 into options to purchase shares of beneficial interest in Strategic Interactive Group Co. These same options were then converted effective January 1, 2000 on an approximately 29-for-1 basis into 148,060.80 Trust Options. In 1998, the Predecessor did not award a SAR annual distribution due to the triggering event, but issued bonuses in lieu of the SAR annual distribution in the amounts of $3,058,000 for the year ended December 31, 1998. Predecessor recorded compensation expense of $20,130,000 for SAR appreciation for the year ended December 31, 1998.

STOCK OPTION PLANS

         BSH established an informal Employee Stock Option Plan (the "Stock Option Plan") in 1989. Under the Stock Option Plan, grants could be made to selected officers and employees at fair market value on date of grant. Options became exercisable as to 25% of the grants on an initial date as defined in the employee stock option agreements, and up to an additional 25% each year thereafter. The BSH Stock Option Plan was terminated in connection with the recapitalization in January 1999.

The following table summarizes stock option activity under the Stock Option
Plan:

                                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                             1999                              1998
                                                -------------------------------   ---------------------------------
                                                                     WEIGHTED-                      WEIGHTED-
                                                                      AVERAGE                        AVERAGE
                                                                     EXERCISE                       EXERCISE
                                                    SHARES             PRICE         SHARES           PRICE
                                                ---------------   -------------   -------------   -----------------
Options outstanding at beginning of period          829,322           $ 0.09        1,658,644         $ 0.09
Options granted                                           -                -                -              -
Options rolled into 1998 Plan                      (829,322)            0.09                -              -
Options exercised                                         -                -                -              -
Options canceled                                          -                -         (829,322)          0.09
                                                 ----------           ------      -----------      ---------
Options outstanding at end of period                      -           $    -          829,322         $ 0.09

         SIG established an Employee Stock Option Plan (the "1995 Plan") in 1995. Under the 1995 Plan, grants could be made to selected officers. The 1995 Plan authorizes the granting of stock options for up to an aggregate of 240,000 shares of common stock and expires 10 years from the date of the grant. Options became exercisable as to 33% of the grant on April 1, 1996 and an additional 33% each year thereafter.

The following table summarizes stock option activity under the 1995 Plan:

                                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                             1999                              1998
                                                -------------------------------   ---------------------------------
                                                                     WEIGHTED-                      WEIGHTED-
                                                                      AVERAGE                        AVERAGE
                                                                     EXERCISE                       EXERCISE
                                                    SHARES             PRICE         SHARES           PRICE
                                                ---------------   -------------   -------------   -----------------
Options outstanding at beginning of period        3,058,568           $ 1.65        3,058,568         $ 1.65
Options granted                                           -                -                -              -
Options rolled into 1998 Plan                    (3,030,524)            1.65                -              -
Options exercised                                         -                -                -              -
Options canceled                                    (28,044)            1.65                -              -
                                                 ----------           ------        ---------         ------
Options outstanding at end of period                      -           $    -        3,058,568         $ 1.65


         In 1997, SIG terminated the 1995 Plan. In exchange for all unexercised outstanding options, all option holders entered into an exchange agreement whereby they received exchange compensation, deferred compensation and 3,058,568 stock options. The 3,058,568 stock options were exercisable upon SIG's engagement of underwriters in connection with a proposed public offering provided the offering were to occur before May 15, 2000 or upon consummation of a change in control provided the change in control would be effective before May 15, 2000. In 1998, it became probable that a change in control would be effective with the January 1, 1999 Recapitalization; therefore the Predecessor recorded compensation expense of $2,632,000 based on the difference between the fair market value and the exercise price of the outstanding options.

         In contemplation of the Recapitalization in 1999, the Board of Directors of BSH adopted the 1998 option plan (the "1998 Plan"). The 1998 Plan authorized the grant of (i) 17,126,644.8 rollover options in exchange for the cancellation of stock appreciation rights and stock options held by the SAR and option holders prior to the recapitalization and (ii) an additional 11,744,700 options that are not rollover options. In September 1999, the Board of Directors amended the plan to decrease the number of non-rollover options that could be granted under the plan to 10,152,000 shares.

         All options granted under the 1998 Plan were non-qualified stock options. Grants under the plan may be made to employees and non-employee directors, consultants and independent contractors.

         A committee of the Board of Directors administers the 1998 plan which includes determining the participants in the plan and the number of shares of common stock to be covered by each option, amending the terms of any option, subject to certain limitations, and interpreting the terms of the plan.

         Each rollover option is immediately exercisable as of the date of grant and has an exercise price equal to the base value of the stock appreciation rights or the exercise price of the stock options, as applicable, from which the options were converted. All other options granted under the plan are generally subject to a five-year vesting schedule pursuant to which the options vest in equal annual installments on the third, fourth and fifth anniversaries of the grant date. In addition, all options other than rollover options must have a per share exercise price equal to or greater than the fair market value of a share of the Company's common stock as of the grant date, as determined by the Board of Directors or a committee of such board. All options granted under the plan terminate on the tenth anniversary of the grant date. Vested options may be exercised for specified periods after the termination of the optionee's employment or other service relationship with us or our affiliates.

         In September 1999, the Board of Directors adopted the 1999 Option Plan (the "1999 Plan") which allows for the grant of up to 13,592,700 shares of common stock.

         Grants under the plan may be made to employees and non-employee directors, consultants and independent contractors who contribute to the management, growth and profitability of the Company's business or its affiliates.

         A committee of the Board of Directors administers the plan which includes determining the participants in the plan and the number of shares of common stock to be covered by each option, amending the terms of any option, subject to certain limitations, and interpreting the terms of the plan.

         Non-qualified stock options granted under the plan may be granted at prices which are less than the fair market value of the underlying shares on the date granted. Under the plan, incentive stock options and non-qualified stock options are generally subject to a four-year vesting schedule pursuant to which the options vest 25% on the first anniversary of the grant date and an additional 6.25% on each consecutive three-month period thereafter. The options generally terminate on the tenth anniversary of the grant date. In addition, vested options may be exercised for specified periods after the termination of the optionee's employment or other service relationship with the Company or its affiliates.

         In December 1999, the Board of Directors authorized the Company to purchase 300,000 options to purchase shares of the Company's common stock held by an employee. The purchase price for the options was $8.75 per share less the exercise price of $1.01 per share, an aggregate of $2.3 million. These options were issued in connection with the Recapitalization and approximately $500,000 of the $2.3 million is included in the purchase price of the Company. Accordingly, the Company has recorded a compensation charge of $1.8 million for this transaction in the accompanying statement of operations for the year ended December 31, 1999 and the balance of $500,000 has been recorded as a reduction to paid in capital, as of December 31, 1999.

         In December 1999, the Board of Directors authorized the Company to repurchase 180,000 options to purchase shares of the Company's common stock held by a non-employee shareholder. The purchase price for the options was $8.75 per share, less the exercise price of $1.18 per share. The consideration paid for these options was $1.4 million which has been recorded as a reduction to paid in capital as of December 31, 1999.

         Effective December 1999, the Board of Directors adopted the Digitas Inc. 2000 Stock Option and Incentive Plan (the "2000 Plan") which allows for the grant of up to 7,718,200 shares of common stock.

         Grants under the 2000 Plan may be made to employees and non-employee directors, consultants and independent contractors who contribute to the management, growth and profitability of the Company's business or its affiliates.

         A committee of the Board of Directors administers the 2000 Plan which includes determining the participants in the plan and the number of shares of common stock to be covered by each option, amending the terms of any option, subject to certain limitations, and interpreting the terms of the 2000 Plan.

         Non-qualified stock options granted under the plan may be granted at prices which are less than the fair market value of the underlying shares on the date granted. Under the 2000 Plan, incentive stock options and non-qualified stock options are generally subject to a four-year vesting schedule pursuant to which the options vest 25% on the first anniversary of the grant date and an additional 6.25% on each consecutive three-month period thereafter. The options generally terminate on the tenth anniversary of the grant date. In addition, vested options may be exercised for specified periods after the termination of the optionee's employment or other service relationship with the Company or its affiliates.

The following summarizes stock option activity under the 1998, 1999 and 2000
Plans:

                                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                             2000                              1999
                                                -------------------------------   ---------------------------------
                                                                     WEIGHTED-                      WEIGHTED-
                                                                      AVERAGE                        AVERAGE
                                                                     EXERCISE                       EXERCISE
                                                    SHARES             PRICE         SHARES           PRICE
                                                ---------------   -------------   -------------   -----------------
Options outstanding at beginning of period         28,308,972         $ 2.66                  -       $    -
Options exchanged in connection with
   recapitalization                                         -              -         22,946,644         1.55
Options granted                                     4,551,458          11.82          8,780,000         5.25
Options exercised                                  (1,015,330)          1.08           (118,448)        1.27
Options canceled                                   (1,553,474)          8.55         (3,299,224)        1.86
                                              ---------------         ------        -----------       ------
Options outstanding at end of period               30,291,626         $ 3.79         28,308,972       $ 2.66
Weighted average fair value of options
   granted during the year at fair market
   value                                                              $ 8.40                          $ 1.32
Weighted average fair value of options                                $14.21                          $ 9.07
   granted during the year below fair
   market value


                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                       ------------------------------------------------------- ------------------------------------
                                           WEIGHTED AVERAGE
                             NUMBER            REMAINING          WEIGHTED           NUMBER            WEIGHTED
  RANGE OF EXERCISE      OUTSTANDING AT    CONTRACTUAL LIFE       AVERAGE        EXERCISABLE AT        AVERAGE
        PRICE           DECEMBER 31, 2000      (IN YEARS)      EXERCISE PRICE   DECEMBER 31, 2000   EXERCISE PRICE
  -----------------    ------------------- ------------------ ---------------- -------------------  ---------------
    $0.94 - $1.65           13,323,644              8.0           $   1.19          13,323,644         $ 1.19
        $2.52                9,642,000              8.2               2.52           1,159,500           2.52
        $6.00                  404,300              9.9               6.00                   -              -
        $8.75                5,260,147              8.3               8.75             995,486           8.75
   $12.50 - $13.07             662,985              9.7              12.78                   -              -
   $16.37 - $24.00             998,550              8.0              17.79                   -              -
   ---------------         -----------          -------           --------          ----------         ------
    $0.94 - $24.00          30,291,626              8.2           $   3.79          15,478,630         $ 1.77
    ==============         ===========          =======           ========          ==========         ======


         In addition to the Recapitalization, during 2000 and 1999, the Company issued 2,438,000 and 8,360,000 stock options, respectively, to employees at exercise prices ranging from $2.52 to $8.75, which at the time of the grant were below the fair market value of the Company's common stock. As a result of these option grants, the Company has recorded deferred compensation expense, which represents the aggregate difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes for grants to employees. These amounts are recognized as compensation expense over the vesting period of the underlying stock options, unless the underlying stock options are subsequently cancelled. The Company recorded compensation expense of $14.8 million and $5.9 million, respectively, during the years ended December 31, 2000 and 1999, related to these options.

         Had compensation cost for the 1998 and 1999 plans (excluding exchanged shares) been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 2000 and 1999 would have been as follows:

                                                  2000              1999
                                              -----------        ------------
        Net loss:
          As reported                         $  (23,226)        $  (37,567)
          Pro forma                           $  (28,023)        $  (41,491)

        Net loss per share:
          As reported                         $    (0.41)        $    (0.74)
          Pro forma                           $    (0.50)        $    (0.82)

There were no compensation costs for the year ended December 31, 1998 related to the Stock Option Plans.

         The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2000 and 1999: volatility of 65% and 55% in 2000 and 1999, respectively; no expected dividend yield; risk free interest rates of 6.15% and 4.60%-6.19% in 2000 and 1999, respectively; and expected lives of five years.

         During 1999 the Company issued 498,544 shares of common stock to certain current and former members of the Board of Directors for an aggregate purchase price of $1.3 million. The Company has recorded a compensation charge of $3.0 million which represents the aggregate difference between the stock price and the deemed fair market value of the common stock determined for financial reporting purposes.

COMMON STOCK WARRANTS

         In connection with the recapitalization, the Company issued warrants to purchase 900,000 shares at an exercise price per share of $2.52. The Company issued the warrants to the buyer and the value ascribed to the warrants was included in the recapitalization which was accounted for as a purchase. The warrants are fully exercisable and expire in January 2009.

         In December 1999, the Board of Directors authorized the Company to repurchase warrants to purchase 120,000 shares of the Company's common stock with an exercise price of $2.52 per share held by a non-employee shareholder. The purchase price for the warrants was $8.75 per share less the respective exercise price. The aggregate consideration paid for these warrants was $700,000 which has been recorded as a reduction to paid in capital as of December 31, 1999.

9.       INCOME TAXES

The components of loss before income taxes and the benefit from (provision for) income taxes are as follows:

                                                                                              PREDECESSOR
                                                                    DIGITAS                    (COMBINED)
                                                         ------------------------------  ----------------------
                                                                 DECEMBER 31,                 DECEMBER 31,
                                                         ------------------------------  ----------------------
                                                            2000               1999               1998
                                                         ------------      ------------  ----------------------
Loss before income taxes                                 $  (19,957)        $  (37,000)        $  (20,390)
Benefit from (provision for) income taxes
   Federal
     Current                                                 (6,080)               311                  -
     Deferred                                                 4,788               (301)                 -
                                                         ----------         ----------         ----------
     Total federal                                           (1,292)                10                  -
   State
     Current                                                 (2,195)              (567)              (189)
     Deferred                                                 1,871                (10)             1,628
                                                         ----------         ----------         ----------
     Total state                                               (324)              (577)             1,439
                                                         ----------         ----------         ----------

Benefit from (provision for) income taxes                $   (1,616)        $     (567)        $    1,439
                                                         ==========         ==========         ==========


The reconciliation of income tax computed at statutory rates to the effective rate is as follows:

                                                                                              PREDECESSOR
                                                                    DIGITAS                    (COMBINED)
                                                         ------------------------------  ----------------------
                                                                 DECEMBER 31,                 DECEMBER 31,
                                                         ------------------------------  ----------------------
                                                            2000               1999               1998
                                                         ------------      ------------  ----------------------
United States statutory rate                                  35.0%              35.0%               0.0%
State taxes, net of federal benefit                            5.0               (0.5)               6.0
Goodwill and other permanent differences                     (11.4)              (3.6)               -
Change in valuation allowance                                (35.5)             (32.5)               1.0
                                                        --------------       ----------        ---------

Effective tax rate                                            (7.0)%             (1.6)%              7.0%
                                                        ============         ==========        ==========

The tax effects of temporary differences that give rise to a significant portion of the deferred income tax assets (liabilities), net, are as follows:

                                                                                     DECEMBER 31,
                                                                             ----------------------------
                                                                                2000              1999
                                                                             ------------      ----------
Deferred tax assets:
   Amortization of intangibles                                               $   17,188        $   8,645
   Accrued expenses                                                               1,335              862
   Net operating loss carryforward                                                    -              311
   Stock-based compensation                                                       8,297            1,867
   Allowance for doubtful accounts                                                  272              168
                                                                             ----------        ---------
   Total deferred tax assets                                                     27,092           11,853
Deferred tax liabilities:
   Basis difference of property and equipment                                         -              177
   Other                                                                            502                -
                                                                             ----------        ---------
   Total deferred tax liabilities                                                   502              177
                                                                             ----------        ---------

Net deferred tax asset                                                           26,590           11,676
Valuation allowance                                                             (19,931)         (11,676)
                                                                             ----------        ---------

       Total                                                                 $    6,659        $       -
                                                                             ==========        =========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2000, a partial valuation allowance has been recorded. At December 31, 1999 a full valuation allowance was recorded.

10.      EMPLOYEE PROFIT SHARING PLAN

         In 1996, an Employee Profit Sharing Plan (the "Profit Sharing Plan") was established that pays certain employees a percentage of their earnings dependent on financial results as determined by the Board of Directors. The cost of the Profit Sharing Plan was approximately $2,306,000, and $2,132,000 for the years ended December 31, 1999 and 1998, respectively. The Profit Sharing Plan was terminated effective December 31, 1999, with final payments made before March 15, 2000. To replace this benefit program, the Company adopted the 2000 Employee Savings Plan (see Note 11).


11.      EMPLOYEE BENEFIT PLANS

         For the years ended December 31, 1999 and 1998, the Predecessor and the Company had a noncontributory Employee Savings Plan (the "Plan"), which was administered in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan was a voluntary program in which employees who met certain requirements elected to reduce their annual salary by up to 18% and have this amount contributed to the Plan on their behalf. Effective December 1999, the Board of Directors and shareholders adopted the 2000 Employee Savings Plan (the
"2000 Savings Plan"). This plan provides for a Company match of employee contributions, up to 4%, subject to certain IRS restrictions. For the year ended December 31, 2000, the Company made matching contributions of approximately $3.2 million to the 2000 Savings Plan.

         In addition, the Company has an employee stock purchase plan, under which a total of up to 2,200,000 shares of common stock are authorized to be sold to participating employees. Participating employees may purchase shares of common stock at 85% of the stock's fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation.

12.      OTHER RELATED PARTY TRANSACTIONS

         A law firm, with a partner who was a member of the Predecessor's Board of Directors during a portion of 1998, provided legal services to the Predecessor. Fees paid or accrued to the firm approximated $216,000 for the year ended December 31, 1998. No fees were paid or accrued to the firm in 1999 or 2000.

         A shareholder/director is the chairman and founder of an Internet company, a former client. During the year ended December 31, 1999, we provided approximately $85,000 in services to this company at arms-length business terms.

13.      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

INTEREST RATE RISK MANAGEMENT

         Per the terms of the January 1999 credit agreement (see Note 6), the Company utilized interest rate swap agreements to fix interest rates on portions of the rate term loan and to mitigate the effect of changes in interest rates on earnings. We entered into separate agreements on February 22 and 24, 1999, each for a notional amount of $20.0 million and each having a maturity date of February 2001. Under the terms of the agreements, we locked in fixed rates of 5.36% and 5.30% on the notional amounts and we compensated the financial institution or were compensated by the financial institution for the differential between the fixed rates and the current LIBOR rate. Through March 14, 2000, the interest rate differential payable or receivable on the agreements was recognized on an accrual basis as an adjustment to interest expense. At December 31, 1999 the fair values of the interest rate swaps, which represent the amounts we would have received or paid to terminate the respective agreements, were net receivables of $240,000 and $273,000 based on dealer quotes. The variable rates at December 31, 1999 were 6.5% and 6.1%. Immediately following the initial public offering, the Company repaid the entire outstanding term loan balance with the bank. As a result, the interest rate swap agreements were no longer considered necessary as a hedge. These interest rate swap agreements were terminated in April 2000 at a total value of $447,000. A realized gain on investments of $447,000 is included in the statement of operations for the year ended December 31, 2000.

14.      SEGMENT INFORMATION

         Bronner, Slosberg & Humphrey Inc. and Strategic Interactive Group, Inc., were two separate businesses under common control until the Recapitalization effective January 1, 1999. For purposes of these financial statements only BSH and SIG have been combined for all periods prior to 1999 and have been titled as Predecessor. Effective January 1, 1999, BSH and SIG have been integrated into one operating Company, Digitas ("the Company"). The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. Since the integration, the Company manages its business as one segment. As a result, the financial information disclosed in these financial statements represents the material financial information related to the Company's single operating segment.

         The Company attempts to limit its concentration of credit risk by securing well-known clients. While the Company often enters into written agreements with its clients, such contracts are typically terminable between 30 and 90 days notice. Management believes a loss of significant clients could have a material adverse effect on the Company's business, financial condition and results of operations. The table below summarizes customers that individually comprise greater than 10% of the Company's revenue.

                                                            A           B            C
                                                         -------     -------      --------
        2000                                                *          19%          16%
        1999                                               17%         22%          23%
        1998                                               23%         24%          17%

        * Less than 10% in year presented



15.      COMMITMENTS

Capitalized Leases

         The Company has certain noncancelable leases to finance telephone equipment, copier equipment and software. The total capitalized cost of the assets subject to capital leases was approximately $2,623,000 and $1,449,000 with accumulated amortization of approximately $1,027,000 and $590,000 as of December 31, 2000 and 1999, respectively.

Other Lease Obligations

         Office facilities and certain office equipment are leased by the Company under cancelable and noncancelable operating lease agreements expiring at various dates through July 2015.

         The Company leases office space under noncancelable operating leases. Rental expense, including amounts described above, consisting of minimum lease payments under noncancelable operating leases amounted to approximately $13,713,000, $8,591,000, and $6,819,000 for the years ended December 31, 2000,
1999 and 1998, respectively. Through May 2000, the Company subleased a portion of its space to another tenant. The Company's minimum payments were partially offset by tenant income of $119,000, $286,000, and $228,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The future minimum rental payments, under capital and operating leases, as of December 31, 2000 are as follows:

                                                                         CAPITAL               OPERATING
                                                                         LEASES                  LEASES
                                                                    ---------------        ------------------
2001                                                                  $       715           $         20,086
2002                                                                          680                     20,675
2003                                                                          284                     20,268
2004                                                                            -                     20,086
2005                                                                            -                     19,042
Thereafter                                                                      -                     54,089
                                                                      -----------           ----------------

Total minimum rental payments required                                      1,679           $        154,246
                                                                                            ================

Less amount representing interest                                            (161)
                                                                      -----------

Present value of net minimum lease payments                                 1,518
Less current maturities                                                       619
                                                                      -----------

Long-term obligations, capital lease                                  $       899
                                                                      ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 30, 2001.



                         DIGITAS INC.


                         By: /s/ David W. Kenny
                            -----------------------
                             Name:  David W. Kenny
                             Title:  Chairman and Chief Executive Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To Digitas Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Digitas Inc. for the years ended December 31, 2000 and 1999 included in this Form 10-K and have issued our report thereon dated January 31, 2001.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                     /s/ Arthur Andersen LLP


Boston, Massachusetts
January 31, 2001

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of Bronner Slosberg Humphrey Co. and
Strategic Interactive Group, Co.

Our audits of the combined statement of operations, of stockholders' equity (deficit) and of cash flows for the year ended December 31, 1998 of Bronner Slosberg Humphrey Co. and Strategic Interactive Group, Co. referred to in our report dated March 15, 1999 appearing in this 2000 Annual Report on Form 10-K of Digitas Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. We have not audited the financial statements of Digitas Inc. for any period subsequent to December 31, 1998.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 15, 1999

                                     DIGITAS

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                        BALANCE AT                                                    BALANCE AT
 ALLOWANCE FOR DOUBTFUL ACCOUNTS    BEGINNING OF PERIOD  CHARGED TO EXPENSE       WRITE-OFFS         END OF PERIOD
 -------------------------------    -------------------  ------------------       ----------         -------------
Year ended December 31, 1998...            $    707            $    216            $    182             $    741
Year ended December 31, 1999...            $    741            $  1,137            $    825             $  1,053
Year ended December 31, 2000...            $  1,053            $    609            $    243             $  1,419

                                POWER OF ATTORNEY

         KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Jeffrey J. Cote and Marschall I. Smith such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons in the capacities and on the dates indicated.

                     NAME                                           CAPACITY                            DATE
                     ----                                           --------                            ----

/s/ David W. Kenny                               Chief Executive Officer and Chairman of the     March 30, 2001
-------------------------------------------      Board of Directors (principal executive
David W. Kenny                                   officer)



/s/ Jeffrey J. Cote                              Chief Financial Officer (principal financial    March 30, 2001
--------------------------------------------     officer and principal accounting officer)
Jeffrey J. Cote


/s/ Michael E. Bronner                           Director                                        March 30, 2001
--------------------------------------------
Michael E. Bronner


/s/ John L. Bunce, Jr.                           Director                                        March 30, 2001
-------------------------------------------
John L. Bunce, Jr.


/s/ Orit Gadiesh                                 Director                                        March 30, 2001
-------------------------------------------
Orit Gadiesh


/s/ Patrick J. Healy                             Director                                        March 30, 2001
-------------------------------------------
Patrick J. Healy


/s/ Arthur Kern                                  Director                                        March 30, 2001
--------------------------------------------
Arthur Kern


/s/ Philip U. Hammarskjold                       Director                                        March 30, 2001
-------------------------------------------
Philip U. Hammarskjold

                                 EXHIBITS INDEX

 EXHIBIT NO.                        TITLE                                               METHOD OF FILING
 -----------                        -----                                               ----------------
      3.1         Amended and Restated Certificate of         Incorporated by reference to Exhibit 3.1 to the Registration
                  Incorporation of Digitas Inc.               Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission
      3.2         By-laws of Digitas Inc.                     Incorporated by reference to Exhibit 3.2 to the Registration
                                                              Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission
      4.1         Specimen certificate for shares of common   Incorporated by reference to Exhibit 4.1 to the Registration
                  stock, $.01 par value, of Digitas Inc.      Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission
      10.1        The Bronner Slosberg Humphrey Co., 1998     Incorporated by reference to Exhibit 10.1 to the Registration
                  Option Plan                                 Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission
      10.2        The Bronner Slosberg Humphrey Co.; 1999     Incorporated by reference to Exhibit 10.2 to the Registration
                  Option Plan                                 Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission
      10.3        Form of 2000 Stock Option and Incentive     Incorporated by reference to Exhibit 10.3 to the Registration
                  Plan                                        Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission
      10.4        Form of 2000 Employee Stock Purchase Plan   Incorporated by reference to Exhibit 10.4 to the Registration
                                                              Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission
      10.5        Lease Agreement, dated as of May 31,        Incorporated by reference to Exhibit 10.5 to the Registration
                  1995, by and between The Prudential         Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Insurance Company of America and Bronner    filed with the Securities and Exchange Commission
                  Slosberg Humphrey Inc. (including
                  amendment numbers 1-6, each dated as of
                  May 31, 1995)
      10.6        Seventh Amendment to Lease, dated as of     Incorporated by reference to Exhibit 10.6 to the Registration
                  March 29, 1999, by and between BP           Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Prucenter Acquisition, LLC and Bronner      filed with the Securities and Exchange Commission
                  Slosberg Humphrey, LLC
      10.7        Eight Amendment to Lease, dated as of       Incorporated by reference to Exhibit 10.7 to the Registration
                  July 30, 1999, by and between BP            Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Prucenter Acquisition, LLC and Bronner      filed with the Securities and Exchange Commission
                  Slosberg Humphrey, LLC
      10.8        Sublease, dated as of December 22, 1997,    Incorporated by reference to Exhibit 10.8 to the Registration
                  by and between EMI Entertainment World,     Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Inc., and Bronner Slosberg Humphrey Inc.    filed with the Securities and Exchange Commission
      10.9        Sublease, dated as of March 22, 1999, by    Incorporated by reference to Exhibit 10.9 to the Registration
                  and between EMI Music, Inc. and Bronner     Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Slosberg Humphrey, LLC                      filed with the Securities and Exchange Commission
     10.10        Agreement of Sublease, dated as of April    Incorporated by reference to Exhibit 10.10 to the Registration
                  29, 1999, by and between Warner Music       Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Group Inc. and Bronner Slosberg Humphrey,   filed with the Securities and Exchange Commission
                  LLC
     10.11        Agreement of Sublease, dated as of          Incorporated by reference to Exhibit 10.11 to the Registration
                  November 15, 1999, by and between Bill      Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Communications, Inc. and Bronnercom, LLC    filed with the Securities and Exchange Commission
     10.12        Sub-Sublease Agreement, dated as of June    Incorporated by reference to Exhibit 10.12 to the Registration
                  5, 1998, by and between Strategic           Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Interactive Group, Inc. and Allegiance      filed with the Securities and Exchange Commission
                  Telecom, Inc. (including the termination
                  of the Sub-Sublease Agreement, dated as
                  of December 7, 1999)




     10.13        Sublease Agreement, dated as of August      Incorporated by reference to Exhibit 10.13 to the Registration
                  21, 1997, by and among Tesseract            Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Corporation; Strategic Interactive Group,   filed with the Securities and Exchange Commission
                  Inc.; and Bronner Slosberg Humphrey Inc.
                  (including the First Amendment, dated as
                  of June 15, 1999)
     10.14        Lease Agreement, dated as of July 24,       Filed herewith
                  2000, by and between M&S Balanced
                  Property Fund, L.P. and Digitas Inc.
     10.15        Master Security Agreement, dated            Filed herewith
                  September 27, 2000, by and among Digitas
                  LLC and Fleet Capital Corporation
     10.16        Warrant Agreement, dated as of January 6,   Incorporated by reference to Exhibit 10.18 to the Registration
                  1999, by and between Bronner Slosberg       Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Humphrey Co. and Positano Partners Ltd.     filed with the Securities and Exchange Commission
     10.17        Employment Agreement, dated as of January   Incorporated by reference to Exhibit 10.23 to the Registration
                  6, 1999, by and between                     Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Kathleen Biro and Bronner Slosberg          filed with the Securities and Exchange Commission
                  Humphrey, LLC
     10.18        Employment Agreement, dated as of January   Incorporated by reference to Exhibit 10.24 to the Registration
                  6, 1999, by and between David W. Kenny      Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  and Bronner Slosberg Humphrey, LLC          filed with the Securities and Exchange Commission
     10.19        Employment Agreement, dated as of           Incorporated by reference to Exhibit 10.25 to the Registration
                  January 6, 1999, by and between Michael     Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Ward and Bronner Slosberg Humphrey, LLC     filed with the Securities and Exchange Commission
     10.20        Employment Agreement, dated as of January   Incorporated by reference to Exhibit 10.27 to the Registration
                  10, 2000, by and between Robert Galford     Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  and Digitas Inc.                            filed with the Securities and Exchange Commission
     10.21        Employment Agreement, dated as of October   Incorporated by reference to Exhibit 10.28 to the Registration
                  15, 1999, by and between                    Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Marschall Smith and Bronnercom, LLC         filed with the Securities and Exchange Commission
     10.22        Advertising Agreement, dated as of          Incorporated by reference to Exhibit 10.29 to the Registration
                  January 19, 1999, by and between AT&T       Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Corp. and Bronner Slosberg Humphrey         filed with the Securities and Exchange Commission
     10.23        General Agreement, dated as of April 12,    Incorporated by reference to Exhibit 10.30 to the Registration
                  1999, by and between AT&T Corp. and         Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Bronner Slosberg Humphrey                   filed with the Securities and Exchange Commission
     10.24        Advertising Agreement, dated as of April    Incorporated by reference to Exhibit 10.31 to the Registration
                  12, 1999, by and between AT&T Corp. and     Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Bronner Slosberg Humphrey (including the    filed with the Securities and Exchange Commission
                  Agreement Amendment, dated as of May 12,
                  1999)
     10.25        Advertising/Marketing Agreement, dated as   Incorporated by reference to Exhibit 10.32 to the Registration
                  of October 11, 1995, by and between AT&T    Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Communications, Inc.-Business               filed with the Securities and Exchange Commission
                  Communications Services and Bronner
                  Slosberg Humphrey Inc. (including the
                  Agreement Amendment dated as of November
                  27, 1995)




     10.26        Direct Marketing Agreement, dated as of     Incorporated by reference to Exhibit 10.33 to the Registration
                  July 24, 1997, by and between Cellular      Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Telephone Company (d/b/a AT&T               filed with the Securities and Exchange Commission
                  Wireless Services, Northeast Region) and
                  Bronner Slosberg Humphrey Inc.
     10.27        Letter of Engagement, dated as of July 1,   Incorporated by reference to Exhibit 10.34 to the Registration
                  1999, by and among AT&T Interactive         Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Group, AT&T Corporation, and Strategic      filed with the Securities and Exchange Commission
                  Interactive Group
     10.28        Marketing & Advertising Services            Incorporated by reference to Exhibit 10.35 to the Registration
                  Agreement, dated as of January 1, 2000,     Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  by and between Bronnercom, LLC and          filed with the Securities and Exchange Commission
                  General Motors Corporation
     10.29        Agreement 2000 Compensation, dated as of    Incorporated by reference to Exhibit 10.36 to the Registration
                  January 5, 2000, by and between General     Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  Motors Corporation, Oldsmobile Division     filed with the Securities and Exchange Commission
                  and Bronnercom, LLC
     10.30        Advertising/Marketing Promotion Agency      Incorporated by reference to Exhibit 10.37 to the Registration
                  Agreement, dated as of October 1, 1997,     Statement on Form S-1 (SEC File No. 333-93585), as amended, as
                  by and between American Express Travel      filed with the Securities and Exchange Commission
                  Related Services Company, Inc. and
                  Bronner Slosberg Humphrey Inc.
     10.31        Form of Indemnification Agreement           Incorporated by reference to Exhibit 10.38 to the Registration
                                                              Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission
     10.32        Ninth Amendment to Lease, dated as of       Incorporated by reference to Exhibit 10.1 to the Quarterly Report
                  February 24, 2000, by and between BP        on Form 10-Q for the Quarter ended March 31, 2000
                  Prucenter Acquisition, LLC and Digitas LLC,
                  formerly known as Bronnercom, LLC,
                  formerly known as Bronner Slosberg
                  Humphrey, LLC
     10.33        Tenth Amendment to Lease, dated as of       Incorporated by reference to Exhibit 10.1 to the Quarterly Report
                  April 20, 2000, by and between BP           on Form 10-Q for the Quarter ended June 30, 2000
                  Prucenter Acquisition, LLC and Digitas LLC,
                  formerly known as Bronnercom, LLC,
                  formerly known as Bronner Slosberg
                  Humphrey, LLC
     10.34        First Amendment to Office Lease, dated as   Incorporated by reference to Exhibit 10.2 to the Quarterly Report
                  of April 27, 2000, by and between Mosten    on Form 10-Q for the Quarter ended June 30, 2000
                  Management Company, Inc. and Digitas LLC,
                  formerly known as Bronnercom, LLC
     10.35        Copley Place Office Lease, dated as of      Incorporated by reference to Exhibit 10.1 to the Quarterly Report
                  March 3, 2000, by and between Copley        on Form 10-Q for the Quarter ended September 30, 2000
                  Place Associates, LLC and Digitas LLC
     10.36        First Amendment to Copley Place Office      Incorporated by reference to Exhibit 10.2 to the Quarterly Report
                  Lease, dated as of June 15, 2000, by and    on Form 10-Q for the Quarter ended September 30, 2000
                  between Copley Place Associates, LLC and
                  Digitas LLC
     10.37        Second Amendment to Copley Place Office     Incorporated by reference to Exhibit 10.3 to the Quarterly Report
                  Lease, dated as of October 6, 2000, by      on Form 10-Q for the Quarter ended September 30, 2000
                  and between Copley Place Associates, LLC
                  and Digitas LLC
     10.38        London Office Lease, dated as of July 27,   Incorporated by reference to Exhibit 10.4 to the Quarterly Report
                  2000, by and between the Mayor and          on Form 10-Q for the Quarter ended September 30, 2000
                  Commonality and Citizens of the City of
                  London and Digitas (Europe) Inc. and
                  Digitas Inc.




     10.39        Revolving Credit Agreement, dated as of     Incorporated by reference to Exhibit 10.5 to the Quarterly Report
                  July 25, 2000, by and among Digitas LLC     on Form 10-Q for the Quarter ended September 30, 2000
                  (as borrower); The Lenders listed therein
                  (as Lenders); Fleet National Bank (as
                  agent); and Digitas, Inc., Vesuvio, Inc.,
                  Bronner Slosberg Humphrey Co., and BSH
                  Holding LLC (as guarantors)
     10.40        Form of 2000 Employee Savings Plan          Filed herewith
      16.1        Letter from PricewaterhouseCoopers LLP      Incorporated by reference to Exhibit 16.1 to the Registration
                  regarding change in accountant              Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission
      21.1        Subsidiaries of Digitas Inc.                Filed herewith
      23.1        Consent of PricewaterhouseCoopers LLP       Filed herewith
      23.2        Consent of Arthur Andersen LLP              Filed herewith
      24.1        Powers of Attorney                          Included on signature page hereto