Form 10-Q
period 2001-03-31
DIGITAS INC
filed 2001-05-15
CIK 1100885

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 000-26303

DIGITAS INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction Incorporation or Organization)	04-3494311 (I.R.S. Employer Identification No.)
The Prudential Tower 800 Boylston Street, Boston, Massachusetts (Address of Principal Executive Offices)	02199 (Zip Code)

617-867-1000
(Registrant's Telephone Number, Including Area Code)

NA
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of March 31, 2001 there were 58,609,127 shares of Common Stock, $.01 par value, outstanding.

DIGITAS INC.
Form 10-Q
Table of Contents
March 31, 2001

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statement of Operations for the Three Months Ended March 31, 2001 and 2000	3
	Balance Sheet as of March 31, 2001 and December 31, 2000	4
	Statement of Cash Flows for the Three Months Ended March 31, 2001 and 2000	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports of Form 8-K	10
Signatures		11

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DIGITAS INC.
STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Revenue	$77,054	$63,094
Operating expenses:
Professional services costs	46,470	33,413
Selling, general and administrative expenses	28,115	21,649
Stock-based compensation	3,122	3,661
Amortization of intangible assets	6,310	9,171

Total operating expenses	84,017	67,894
Loss from operations	(6,963)	(4,800)
Other income (expense):
Interest income	662	230
Interest expense	(166)	(1,510)
Realized and unrealized gain (loss) on investment	—	504
Other miscellaneous income	4	98

Loss before provision for income taxes	(6,463)	(5,478)
Provision for income taxes	(148)	(406)

Loss from continuing operations	(6,611)	(5,884)
Extraordinary loss relating to early extinguishment of debt (net of tax benefit of $175)	—	(1,653)

Net loss	$(6,611)	$(7,537)

Net loss per share (Note 2)—basic and diluted
Loss from continuing operations	$(0.11)	$(0.11)
Extraordinary loss	—	(0.03)

Net loss	$(0.11)	$(0.14)

Weighted average common shares outstanding (Note 2)
Basic and diluted	58,428	51,982

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.
BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,486	$49,857
Accounts receivable, net of allowance for doubtful accounts of $1,682 and $1,419 at March 31, 2001 and December 31, 2000, respectively	49,341	66,439
Accounts receivable, unbilled	50,028	36,174
Other current assets	3,803	1,643

Total current assets	134,658	154,113
Fixed assets, net	47,515	43,567
Intangible assets, net	119,175	125,485
Other assets	8,637	8,590

Total assets	$309,985	$331,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,183	$12,110
Current portion of long-term debt	214	209
Billings in excess of cost and estimated earnings on uncompleted contracts	27,320	32,233
Accrued expenses	9,566	18,300
Accrued compensation	8,623	16,849
Capital lease obligations	636	619

Total current liabilities	61,542	80,320
Long-term debt, less current portion	993	1,048
Capital lease obligations, long-term portion	774	899
Other long-term liabilities	27	31

Total liabilities	63,336	82,298
Commitments
Shareholders' equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at March 31, 2001 and December 31, 2000	—	—
Common shares, $.01 par value per share; 175,000,000 shares authorized and 58,609,127 and 57,088,701 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	586	581
Additional paid-in capital	359,057	360,175
Accumulated deficit	(69,865)	(63,254)
Cumulative foreign currency translation adjustment	(304)	—
Deferred compensation	(42,825)	(48,045)

Total shareholders' equity	246,649	249,457

Total liabilities and shareholders' equity	$309,985	$331,755

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.
STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(6,611)	$(7,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,515	11,309
Gain on disposal of fixed assets	(4)	—
Unrealized gain on investment	—	(504)
Stock-based compensation	3,122	3,661
Provision for doubtful accounts	253	141
Extraordinary loss	—	1,653
Changes in operating assets and liabilities:
Accounts receivable	16,634	(4,688)
Accounts receivable, unbilled	(14,288)	(13,254)
Other current assets	(2,185)	(274)
Other assets	(58)	—
Accounts payable	3,007	(2,192)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,561)	2,329
Accrued expenses	(8,673)	(651)
Accrued compensation	(8,225)	(5,400)
Other long-term liabilities	(4)	—

Net cash used in operating activities	(12,078)	(15,407)

Cash flows from investing activities:
Purchase of fixed assets	(7,077)	(2,544)

Net cash used in investing activities	(7,077)	(2,544)

Cash flows from financing activities:
Principal payments under capital lease obligations	(161)	(85)
Payment of note payable, tenant allowances	(50)	(46)
Payment of notes payable, bank	—	(68,505)
Payment of notes payable, shareholders	—	(4,432)
Proceeds from issuance of common stock	986	135,239

Net cash provided by financing activities	775	62,171

Effect of exchange rate changes on cash and cash equivalents	9	—

Net increase (decrease) in cash and cash equivalents	(18,371)	44,220
Cash and cash equivalents, beginning of period	49,857	441

Cash and cash equivalents, end of period	$31,486	$44,661

Supplemental disclosure of cash flow information:
Cash paid for taxes	$8,097	$968
Cash paid for interest	114	1,588
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable to shareholders	$—	$4,432
Change in par value of common stock	—	507
Assets acquired under capital lease obligations	58	—

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CONSOLIDATION

    The accompanying unaudited consolidated financial statements have been prepared by Digitas Inc. (the "Company") in accordance with generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods presented. The results for these periods are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    The functional currency of the Company's United Kingdom subsidiary is the British pound. Monetary assets and liabilities of the subsidiary are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historic exchange rates. Income and expenses are remeasured at the average exchange rate for the period. Translation gains and losses are reflected in SG&A in the statement of operations.

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

    For the three months ended March 31, 2001 and 2000, the Company incurred net losses; as a result, options and warrants totaling approximately 33,090,000 and 30,435,000 respectively, were not included in the computations of diluted net loss per share as their effect would have been antidilutive.

3.  EXTRAORDINARY LOSS

    In March 2000, an extraordinary loss of $1,653,000 (net of a tax benefit of $175,000) was recognized upon the early retirement of $68,505,000 of long-term debt.

4.  COMPREHENSIVE INCOME

    The company accounts for comprehensive income under SFAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Net loss	$(6,611)	$(7,537)
Foreign currency translation adjustment	(304)	—

Comprehensive loss	$(6,915)	$(7,537)

5.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS No. 133 and SFAS No. 138 concurrently as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133", in fiscal year 2001. The Company has determined that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended March 31, 2001 and 2000

    Revenue.  Net revenues for the first quarter of 2001 increased by 22% to $77.1 million from $63.1 million for the first quarter of 2000. The $14.0 million increase in revenue is attributable to new clients, growth of existing clients, as well as higher average billing rates. Certain of our contracts contain discretionary bonus provisions whereby we get additional compensation based on our performance as evaluated by our clients. We recognize bonus revenue in the period we are informed that the bonus has been awarded. Contractually we are informed of bonuses in the first and second quarters and accordingly, we expect that our quarterly revenue in these quarters will be positively impacted compared to the third and fourth quarters.

    Professional service costs.  Professional service costs for the first quarter of 2001 increased $13.1 million, or 39%, to $46.5 million from $33.4 million in the first quarter of 2000. As a percentage of revenue, professional service costs increased from 53% of revenue in the first quarter of 2000 to 60% of revenue in the first quarter of 2001. From the first quarter of 2000 to the first quarter of 2001, we expanded operations and hired professionals to keep up with client demand. The increase in professional service costs as a percentage of revenue is the result of lower than expected revenues in the first quarter of 2001 due to decreased spending by clients as well as hiring professionals ahead of demand and decreased attrition.

    Selling, general and administrative expense.  Selling, general and administrative expenses increased $6.5 million, or 30%, to $28.1 million from $21.6 million in the first quarter of 2000. The increase is due to increased personnel costs, growth in administrative headcount, and rent and other expenses related to regional office expansions. As a percentage of revenue, selling, general and administrative expenses increased from 34% of revenue in the first quarter of 2000 to 36% in the first quarter of 2001. The dollar increase is a direct result of expanding operations. The increase as a percentage of revenue is the result of lower than expected revenues in the first quarter of 2001.

    Stock-based compensation.  Stock-based compensation consists of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock. The Company recognized $3.1 million and $3.7 million of stock-based compensation expense for the quarters ended March 31, 2001 and 2000, respectively.

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

Liquidity and Capital Resources

    In March 2000, the Company successfully completed its initial public offering for common stock, which resulted in net proceeds of approximately $134.7 million.

    The Company has a credit agreement that allows for borrowings up to $30.0 million in the form of a revolving line of credit and standby letters of credit. The agreement expires on July 25, 2003. At

March 31, 2001, the Company had no borrowings under the revolving line of credit and approximately $11.9 million outstanding standby letters of credit, leaving $18.1 million available for future borrowings.

    The Company's cash and cash equivalents decreased from $49.9 million at the end of 2000 to $31.5 million as of March 31, 2001. Cash used in operations for the first quarter of 2001 was $12.1 million, which included seasonal payments for bonuses and for federal and state taxes. Cash used in investing activities for the first quarter of 2001 was $7.1 million, primarily capital expenditures relating to the buildout of office space and to computer equipment purchases. Cash provided by financing activities for the first quarter of 2001 was $0.8 million, primarily from the issuance of common stock through the Company's employee stock purchase plan and upon exercise of stock options.

    The Company believes that its current cash and cash equivalents and funds available under the revolving line of credit will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

Forward-looking Statements

    This Form 10-Q contains forward-looking statements. You can identify these statements by forward looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, certain projections of our future results of operation or of our financial condition or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including the loss of a significant client, failure to meet client expectations, an economic recession or downturn, failure to create a worldwide network of offices, failure to attract and retain qualified professionals, loss of key personnel, failure to manage our growth, failure to maintain our reputation and expand our name recognition, failure to keep up with technological advances, evolving industry standards and changing client requirements, failure of new technologies to expand as a means of conducting business, failure to compete, actual or perceived conflicts of interest restricting our ability to obtain new clients, failure to effectively integrate acquisitions, failure to raise additional capital if necessary, failure to successfully defend future lawsuits, failure to protect our intellectual property and proprietary rights and changes in government regulation of the Internet. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company faces foreign currency risks as a result of the revenues we receive from services delivered through our United Kingdom subsidiary. This subsidiary incurs most of its expenses in the local currency. Accordingly, our United Kingdom subsidiary uses the local currency as their functional currency.

    The Company is also exposed to foreign exchange rate fluctuations with respect to the British pound, as the results of the United Kingdom subsidiary are translated into United States dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the quarter ended March 31, 2001 was not material.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits

    None

(b)
Reports on Form 8-K

    No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.
Date: May 14, 2001	By:	/s/ DAVID W. KENNY David W. Kenny Director, Chairman and Chief Executive Officer
Date: May 14, 2001	By:	/s/ JEFFREY J. COTE Jeffrey J. Cote Executive Vice President and Chief Financial Officer

QuickLinks

DIGITAS INC. Form 10-Q Table of Contents March 31, 2001
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
DIGITAS INC. STATEMENT OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
DIGITAS INC. BALANCE SHEET (IN THOUSANDS, EXCEPT SHARE DATA)
DIGITAS INC. STATEMENT OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
DIGITAS INC. NOTES TO FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES