Form 10-Q
period 2001-06-30
DIGITAS INC
filed 2001-08-14
CIK 1100885

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number: 000-26303

DIGITAS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3494311
(State or Other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Prudential Tower	02199
800 Boylston Street, Boston, Massachusetts	(Zip Code)
(Address of Principal Executive Offices)

617-867-1000
(Registrant's Telephone Number, Including Area Code)

NA
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

                As of June 30, 2001 there were 59,762,108 shares of Common Stock, $.01 par value, outstanding.

DIGITAS INC.
Form 10-Q
Table of Contents
June 30, 2001

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

DIGITAS INC.
STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$60,474	$70,058	$137,528	$133,152
Operating expenses:
Professional services costs	43,576	37,520	90,199	70,933
Selling, general and administrative expenses	26,522	24,660	54,484	46,309
Stock-based compensation	898	4,118	4,020	7,779
Amortization of intangible assets	6,310	9,172	12,620	18,343
Restructuring expenses	16,893	-	16,893	-

Total operating expenses	94,199	75,470	178,216	143,364
Loss from operations	(33,725)	(5,412)	(40,688)	(10,212)
Other income (expense):
Interest income	287	725	949	955
Interest expense	(110)	(125)	(276)	(1,635)
Realized and unrealized gain (loss) on investment	-	(57)	-	447
Other miscellaneous income	4	18	8	116

Loss before provision for income taxes	(33,544)	(4,851)	(40,007)	(10,329)
Provision for income taxes	-	(422)	(148)	(828)

Loss from continuing operations	(33,544)	(5,273)	(40,155)	(11,157)
Extraordinary loss relating to early extinguishment of debt (net of tax benefit of $175)	-	-	-	(1,653)

Net loss	$(33,544)	$(5,273)	$(40,155)	$(12,810)

Net loss per share (Note 2) - basic and diluted
Loss from continuing operations	$(0.57)	$(0.09)	$(0.68)	$(0.20)
Extraordinary loss	-	-	-	(0.03)

Net loss	$(0.57)	$(0.09)	$(0.68)	$(0.23)

Weighted average common shares outstanding (Note 2)
Basic and diluted	59,185	57,436	58,807	54,746

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.
BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$33,054	$49,857
Accounts receivable, net of allowance for doubtful accounts of $1,488 and $1,419 at June 30, 2001 and December 31, 2000, respectively	50,553	66,439
Accounts receivable, unbilled	34,959	36,174
Other current assets	3,273	1,643

Total current assets	121,839	154,113
Fixed assets, net	47,836	43,567
Intangible assets, net	112,865	125,485
Other assets	9,053	8,590

Total assets	$291,593	$331,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,141	$12,110
Current portion of long-term debt	219	209
Billings in excess of cost and estimated earnings on uncompleted contracts	22,932	32,233
Accrued expenses	9,875	18,300
Accrued compensation	9,901	16,849
Accrued restructuring expenses	8,040	-
Capital lease obligations	672	619

Total current liabilities	70,780	80,320
Long-term debt, less current portion	936	1,048
Capital lease obligations, long-term portion	659	899
Accrued restructuring expenses	3,218	-
Other long-term liabilities	23	31

Total liabilities	75,616	82,298
Commitments
Shareholders' equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at June 30, 2001 and December 31, 2000	-	-
Common shares, $.01 par value per share; 175,000,000 shares authorized and 59,762,108 and 58,077,801 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	598	581
Additional paid-in capital	353,984	360,175
Accumulated deficit	(103,409)	(63,254)
Cumulative foreign currency translation adjustment	(594)	-
Deferred compensation	(34,602)	(48,045)

Total shareholders' equity	215,977	249,457

Total liabilities and shareholders' equity	$291,593	$331,755

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.
STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(40,155)	$(12,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,553	22,811
Gain on disposal of fixed assets	(8)	-
Stock-based compensation	4,020	7,779
Provision for doubtful accounts	1,051	1,051
Non-cash restructuring expenses	12,711	-
Extraordinary loss	-	1,653
Changes in operating assets and liabilities:
Accounts receivable	14,834	(24,056)
Accounts receivable, unbilled	236	(16,971)
Other current assets	(1,654)	138
Other assets	(488)	(1,155)
Accounts payable	7,043	(2,266)
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,900)	13,535
Accrued expenses	(8,336)	(1,302)
Accrued compensation	(6,947)	(2,774)
Other long-term liabilities	(8)	(48)

Net cash used in operating activities	(7,048)	(14,415)

Cash flows from investing activities:
Purchase of fixed assets	(12,562)	(6,799)

Net cash used in investing activities	(12,562)	(6,799)

Cash flows from financing activities:
Principal payments under capital lease obligations	(239)	(207)
Net proceeds from line of credit, bank	-	-
Proceeds from note payable, bank, net of debt issuance costs	-	-
Payment of note payable, tenant allowances	(102)	(93)
Payment of notes payable, bank	-	(68,505)
Payment of notes payable, shareholders	-	(4,432)
Distributions to shareholders	-	-
Exercise of stock options and warrants	2,010	-
Proceeds from issuance of common stock	1,239	136,648

Net cash provided by financing activities	2,908	63,411
Effect of exchange rate changes on cash and cash equivalents	(101)	-

Net increase (decrease) in cash and cash equivalents	(16,803)	42,197
Cash and cash equivalents, beginning of period	49,857	441

Cash and cash equivalents, end of period	$33,054	$42,638

Supplemental disclosure of cash flow information:
Cash paid for taxes	$8,097	$968
Cash paid for interest	206	1,710
Supplemental disclosures of non-cash investing and financing activities:
Issuance of notes payable to shareholders	$-	$4,432
Change in par value of common stock	-	507
Assets acquired under capital lease obligations	58	192

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

The functional currency of the Company’s United Kingdom subsidiary is the British pound. Monetary assets and liabilities of the subsidiary are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historical exchange rates.  Income and expenses are remeasured at the average exchange rate for the period.  Translation gains and losses are reflected in SG&A in the statement of operations.

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

For the six months ended June 30, 2001 and 2000, the Company incurred net losses; as a result, options and warrants totaling approximately 32,679,000 and 30,412,000 respectively, were not included in the computations of diluted net loss per share as their effect would have been antidilutive.

3.  EXTRAORDINARY LOSS

In March 2000, an extraordinary loss of $1,653,000 (net of a tax benefit of $175,000) was recognized upon the early retirement of $68,505,000 of long-term debt.

4.  COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.”  The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net loss	$(33,544)	$(5,273)	$(40,155)	$(12,810)
Change in cumulative foreign currency translation adjustment	(290)	-	(594)	-

Comprehensive loss	$(33,834)	$(5,273)	$(40,749)	$(12,810)

5.  RESTRUCTURING AND OTHER RELATED CHARGES

In June 2001, the Company recorded restructuring expenses of $16.9 million, consisting of $5.6 million in workforce reduction and other related costs and $11.3 million in the consolidation of facilities and abandonment of related leasehold improvements. These restructuring charges were taken to align the Company’s cost structure with the changing market conditions and decreased demand for services.  The restructuring plan resulted in the termination of approximately 14% of employees, none of whom remained employed by the Company as of June 30, 2001. Billable employees decreased by approximately 14%, while non-billable employees decreased by approximately 16%. Estimated costs for the consolidation of facilities are comprised of contractual rental commitments for office space being vacated in addition to future depreciation of the related leasehold improvements, offset by estimated sub-rental income.

Total cash outlay for the restructuring activities will be approximately $15.4 million.  The remaining $1.5 million of restructuring expenses consists of non-cash charges for leasehold improvement write-offs.  As of the quarter ended June 30, 2001, $2.3 million of cash was used for workforce reduction costs and $1.9 million was used for facilities and other related costs.  Approximately $4.0 million cash outlay is expected in the third quarter of this year, and the remaining cash outlay of approximately $7.2 million, primarily related to real estate rental obligations is expected over the next four years.

6.  LEGAL PROCEEDINGS

Between June 26, 2001 and the date hereof, several stockholder class action complaints have been filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”).  The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company's stock price in the period after the Offering. The plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation.  The Company believes that the claims against it and its officers and directors are without merit and intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

7.  EMPLOYEE SAVINGS PLAN

Effective May 2001, the Board of Directors and shareholders amended the 2000 Employee Savings Plan to allow for discretionary matching employer contributions.

8.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities -an Amendment of FASB Statement No. 133.” SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities.  The Company adopted SFAS No. 133 and SFAS No. 138 concurrently as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133", in fiscal year 2001. The Company has determined that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.  SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”. The Company will adopt SFAS No. 142 in fiscal 2002. The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets recognized in the financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenue. Net revenues for the second quarter of 2001 decreased by 14% to $60.5 million from $70.1 million for the second quarter of 2000. The $9.6 million decrease in revenue was attributable to a softening in marketing and technology investments, particularly by the financial services sector.

Professional service costs. Professional service costs for the second quarter of 2001 increased $6.1 million, or 16%, to $43.6 million from $37.5 million in the second quarter of 2000. As a percentage of revenue, professional service costs increased from 54% of revenue in the second quarter of 2000 to 72% of revenue in the second quarter of 2001. From the second quarter of 2000 to the second quarter of 2001, we expanded operations and hired professionals to keep up with expected client demand.  The increase in professional service costs as a percentage of revenue was the result of lower revenues in the second quarter of 2001 due to decreased spending by clients.

Selling, general and administrative expense. Selling, general and administrative expenses increased $1.8 million, or 8%, to $26.5 million from $24.7 million in the second quarter of 2000. The increase was due to increased personnel costs, growth in administrative headcount, and rent and other expenses related to regional office expansions. As a percentage of revenue, selling, general and administrative expenses increased from 35% of revenue in the second quarter of 2000 to 44% in the second quarter of 2001.  The dollar increase was a direct result of expanding operations.  The increase as a percentage of revenue was the result of lower revenues in the second quarter of 2001.

Restructuring expenses. For the three months ended June 30, 2001, we recorded restructuring expenses of $16.9 million, consisting of $5.6 million for workforce reductions and other related costs and $11.3 million for the consolidation and abandonment of facilities and related leasehold improvements.  These restructuring charges were taken to align the Company’s cost structure with the changing market conditions and decreased demand for services. The restructuring plan resulted in the termination of approximately 14% of employees, none of whom remained employed by the Company as of June 30, 2001. Estimated costs for the consolidation of facilities are comprised of contractual rental commitments for office space being vacated in addition to future depreciation of the related leasehold improvements, offset by estimated sub-rental income.

Stock-based compensation. Stock-based compensation consists of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock. The Company recognized $0.9 million and $4.1 million of stock-based compensation expense for the quarters ended June 30, 2001 and 2000, respectively.

Amortization of intangible assets. In connection with a recapitalization in January 1999, the Company recorded $171.7 million of goodwill and $27.2 million of other intangible assets. The goodwill is currently amortized over seven years. The remaining other intangible assets of $4.3 million is amortized over six years. The Company will adopt SFAS No. 142 in fiscal 2002. The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets recognized in the financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle.

Provision for income taxes. In accordance with accounting principles generally accepted in the United States, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to an increase in the valuation allowance for deferred tax assets.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenue. Net revenues for the first half of 2001 increased by 3% to $137.5 million from $133.2 million for the first half of 2000. The $4.3 million increase in revenue was attributable to new clients and higher average billing rates. Certain of our contracts contain discretionary bonus provisions whereby we get additional compensation based on our performance as evaluated by our clients. We recognize bonus revenue in the period we are informed that the bonus has been awarded.  Contractually we are informed of bonuses in the first and second quarters and accordingly, we expect that our revenue in these quarters will be positively impacted compared to the third and fourth quarters.

Professional service costs. Professional service costs for the first half of 2001 increased $19.3 million, or 27%, to $90.2 million from $70.9 million in the first half of 2000. As a percentage of revenue, professional service costs increased from 53% of revenue in the first half of 2000 to 66% of revenue in the first half of 2001. From the first half of 2000 to the first half of 2001, we expanded operations and hired professionals to keep up with expected client demand.  The increase in professional service costs as a percentage of revenue was the result of lower  revenues in the first half of 2001 due to decreased spending by clients.

Selling, general and administrative expense. Selling, general and administrative expenses increased $8.2 million, or 18%, to $54.5 million from $46.3 million in the first half of 2000. The increase was due to increased personnel costs, growth in administrative headcount, and rent and other expenses related to regional office expansions. As a percentage of revenue, selling, general and administrative expenses increased from 35% of revenue in the first half of 2000 to 40% in the first half of 2001.  The dollar increase was a direct result of expanding operations.  The increase as a percentage of revenue was the result of lower revenues in the first half of 2001.

Restructuring expenses. For the six months ended June 30, 2001, we recorded restructuring charges of $16.9 million, consisting of $5.6 million for workforce reductions and other related costs and $11.3 million for the consolidation and abandonment of facilities and related leasehold improvements.  These restructuring and other related charges were taken to align the Company’s cost structure with the changing market conditions and decreased demand for services.  The restructuring plan resulted in the termination of approximately 14% of employees, none of whom remained employed by the Company as of June 30, 2001. Estimated costs for the consolidation of facilities are comprised of contractual rental commitments for office space being vacated in addition to future depreciation of the related leasehold improvements, offset by estimated sub-rental income.

Stock-based compensation. Stock-based compensation consists of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock. The Company recognized $4.0 million and $7.8 million of stock-based compensation expense for the six months ended June 30, 2001 and 2000, respectively.

Amortization of intangible assets. In connection with the recapitalization in January 1999, the Company recorded $171.7 million of goodwill and $27.2 million of other intangible assets. The goodwill is currently amortized over seven years. The remaining other intangible assets of $4.3 million is amortized over six years. The Company will adopt SFAS No. 142 in fiscal 2002. The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets recognized in the financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle.

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

The Company has a credit agreement that allows for borrowings up to $30.0 million in the form of a revolving line of credit and standby letters of credit. The agreement expires on July 25, 2003. At June 30, 2001, the Company had no borrowings under the revolving line of credit and approximately $11.9 million outstanding under standby letters of credit, leaving $18.1 million available for future borrowings.

The Company's cash and cash equivalents decreased from $49.9 million at the end of 2000 to $33.1 million as of June 30, 2001. Cash used in operations for the first half of 2001 was $7.0 million, which included seasonal payments for bonuses and for federal and state taxes. Cash used in investing activities for the first half of 2001 was $12.6 million, primarily capital expenditures relating to the buildout of office space and to computer equipment purchases. Cash provided by financing activities for the first quarter of 2001 was $2.9 million, primarily from the issuance of common stock through the Company’s employee stock purchase plan and upon exercise of stock options.

The Company believes that its current cash and cash equivalents and funds available under the revolving line of credit will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

Forward-looking Statements

This Form 10-Q contains forward-looking statements. You can identify these statements by forward looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, certain projections of our future results of operation or of our financial condition or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including the loss of a significant client, failure to meet client expectations, failure of the current economy to improve or to improve as quickly as the Company expects, an economic recession or continued economic downturn, failure to create a worldwide network of offices, failure to attract and retain qualified professionals, loss of key personnel, failure to manage our growth, failure to maintain our reputation and expand our name recognition, failure to keep up with technological advances, evolving industry standards and changing client requirements, failure of new technologies to expand as a means of conducting business, failure to compete, actual or perceived conflicts of interest restricting our ability to obtain new clients, failure to effectively integrate acquisitions, failure to raise additional capital if necessary, failure to successfully defend future lawsuits, failure to protect our intellectual property and proprietary rights and changes in government regulation of the Internet, as well as those factors contained under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements.  The Company does not intend to update any forward-looking statements after the date of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces foreign currency risks as a result of the revenues we receive from services delivered through our United Kingdom subsidiary.  This subsidiary incurs most of its expenses in the local currency.  Accordingly, our United Kingdom subsidiary uses the local currency as its functional currency.

The Company is also exposed to foreign exchange rate fluctuations with respect to the British pound, as the results of the United Kingdom subsidiary are translated into United States dollars for consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability.  The effect of foreign exchange rate fluctuation for the six months ended June 30, 2001 was not material.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

See Notes to Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 10, 2001. There was no solicitation in opposition to management's nominees for director as listed in the Company's proxy statement and all such nominees were elected as Class I directors for a three-year term. In addition, the stockholders approved an amendment to the Company's 2000 Stock Option and Incentive Plan to increase the number of common shares available for grant under the plan by 15,000,000. Finally, Arthur Andersen LLP was ratified as the Company’s independent auditors for the fiscal year ending December 31, 2001. The results of the votes for each of these proposals were as follows:

1.  Election of Class I Directors:

	FOR	AGAINST

John L. Bunce	50,353,055	693,679
David W. Kenny	50,353,617	693,117
Arthur Kern	50,972,151	74,583

There were no abstentions or broker non-votes applicable to the election of directors. The following other directors have terms as director that continue after the meeting: Orit Gadiesh, Patrick J. Healy, Michael E. Bronner, and Philip U. Hammarskjold.

2.  To amend the Company's 2000 Stock Option and Incentive Plan:

For:	41,781,520
Against:	4,559,023
Abstain:	320,618
Broker non-votes:	4,385,573

3.  To ratify Arthur Andersen LLP as independent auditors:

For:	50,714,527
Against:	21,345
Abstain:	310,862

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits

None.

	(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: August 14, 2001	By /s/ David W. Kenny

David W. Kenny
Director, Chairman and Chief Executive Officer

Date: August 14, 2001	By /s/ Jeffrey J. Cote

Jeffrey J. Cote
Executive Vice President and Chief Financial Officer