Form 10-Q
period 2001-09-30
DIGITAS INC
filed 2001-11-14
CIK 1100885

f

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM______TO______

COMMISSION FILE NUMBER: 000-29723

DIGITAS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE

04-3494311
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
Incorporation or Organization)

The Prudential Tower

800 Boylston Street, Boston, Massachusetts	02199
(Address of Principal Executive Offices)	(Zip Code)

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

     As of September 30, 2001 there were 60,019,883 shares of Common Stock, $.01 par Value per share, outstanding.

DIGITAS INC.

Form 10-Q

Table of Contents

September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAS INC.

STATEMENT OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenue	$51,033	$75,540	$188,561	$208,692

Operating expenses:
Professional services costs	38,766	42,286	128,965	113,219
Selling, general and administrative expenses	23,702	25,164	78,186	71,473
Stock-based compensation	2,324	4,037	6,344	11,816
Amortization of intangible assets	6,309	9,172	18,929	27,515
Restructuring expenses	24,995	-	41,888	-

Total operating expenses	96,096	80,659	274,312	224,023

Loss from operations	(45,063)	(5,119)	(85,751)	(15,331)

Other income (expense):
Interest income	268	792	1,217	1,747
Interest expense	(108)	(156)	(384)	(1,791)
Realized and unrealized gain (loss) on investment	-	-	-	447
Other miscellaneous income	91	-	99	116

Loss before provision for income taxes	(44,812)	(4,483)	(84,819)	(14,812)
Provision for income taxes	-	(439)	(148)	(1,267)

Loss from continuing operations	(44,812)	(4,922)	(84,967)	(16,079)

Extraordinary loss relating to early extinguishment of debt (net of tax benefit of $175)	-	-	-	(1,653)

Net loss	$(44,812)	$(4,922)	$(84,967)	$(17,732)

Net loss per share (Note 2)- basic and diluted
Loss from continuing operations	$(0.75)	$(0.09)	$(1.44)	$(0.29)
Extraordinary loss	-	-	-	(0.03)

Net loss	$(0.75)	$(0.09)	$(1.44)	$(0.32)
Weighted average common shares outstanding (Note 2) Basic and diluted	59,899	57,536	59,175	55,683

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$38,423	$49,857
Accounts receivable, net of allowance for doubtful accounts of $1,883 and $1,419 at September 30, 2001 and December 31, 2000, respectively	45,666	66,439
Accounts receivable, unbilled	26,575	36,174
Other current assets	2,715	1,643
Total current assets	113,379	154,113
Fixed assets, net	46,263	43,567
Intangible assets, net	106,556	125,485
Other assets	8,743	8,590
Total assets	$274,941	$331,755

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$18,353	$12,110
Current portion of long-term debt	206	209
Billings in excess of cost and estimated earnings on uncompleted contracts	26,044	32,233
Accrued expenses	10,761	18,300
Accrued compensation	10,631	16,849
Accrued restructuring expenses	26,884	-
Capital lease obligations	677	619
Total current liabilities	93,556	80,320
Long-term debt, less current portion	896	1,048
Capital lease obligations, long-term portion	504	899
Accrued restructuring expenses	5,934	-
Other long-term liabilities	-	31
Total liabilities	100,890	82,298

Commitments

Shareholders' equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at September 30, 2001 and December 31, 2000	-	-
Common shares, $.01 par value per share; 175,000,000 shares authorized and 60,019,883 and 58,077,801 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	600	581
Additional paid-in capital	352,392	360,175
Accumulated deficit	(148,221)	(63,254)
Cumulative foreign currency translation adjustment	(593)	-
Deferred compensation	(30,127)	(48,045)
Total shareholders' equity	174,051	249,457
Total liabilities and shareholders' equity	$274,941	$331,755

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(84,967)	$(17,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,644	34,549
Gain on disposal of fixed assets	(49)	-
Stock-based compensation	6,344	11,816
Provision for doubtful accounts	1,556	840
Non-cash restructuring expenses	34,271	-
Extraordinary loss	-	1,653
Changes in operating assets and liabilities:
Accounts receivable	19,275	(26,967)
Accounts receivable, unbilled	8,744	(24,936)
Other current assets	(1,080)	(80)
Other assets	(197)	(1,413)
Accounts payable	6,219	672
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,875)	14,946
Accrued expenses	(7,529)	(680)
Accrued compensation	(6,221)	686
Other long-term liabilities	(31)	(48)
Net cash provided by/used in operating activities	104	(6,694)
Cash flows from investing activities:
Purchase of fixed assets	(14,716)	(16,083)
Net cash used in investing activities	(14,716)	(16,083)
Cash flows from financing activities:
Principal payments under capital lease obligations	(392)	(326)

Payment of note payable, tenant allowances	(155)	(145)
Payment of notes payable, bank	-	(68,505)
Payment of notes payable, shareholders	-	(4,432)
Exercise of stock options and warrants	2,189	-
Proceeds from issuance of common stock	1,621	137,528
Net cash provided by financing activities	3,263	64,120

Effect of exchange rate changes on cash and cash equivalents	(85)	-
Net increase (decrease) in cash and cash equivalents	(11,434)	41,343
Cash and cash equivalents, beginning of period	49,857	441
Cash and cash equivalents, end of period	$38,423	$41,784
Supplemental disclosure of cash flow information:
Cash paid for taxes	$8,097	$1,376
Cash paid for interest	296	1,872
Supplemental disclosures of non-cash investing and financing activities:
Issuance of notes payable to shareholders	$-	$4,432
Change in par value of common stock	-	507
Assets acquired under capital lease obligations	58	192

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared by Digitas Inc. (the "Company") in accordance with generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for that period. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods presented. The results for these periods are not necessarily indicative of the results for any future reporting period including the fiscal year.

The functional currency of the Company’s United Kingdom subsidiary is the British pound. Monetary assets and liabilities of that subsidiary are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historical exchange rates.  Income and expenses are remeasured at the average exchange rate for the period.  Transaction gains and losses are reflected in Selling, General & Administrative expenses in the statement of operations.

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

For the nine months ended September 30, 2001 and 2000, the Company incurred net losses; as a result, options and warrants totaling approximately 32,350,000 and 31,094,000 respectively, were not included in the computations of diluted net loss per share as their effect would have been antidilutive.

3.  EXTRAORDINARY LOSS

In March 2000, an extraordinary loss of $1,653,000 (net of a tax benefit of $175,000) was recognized upon the early retirement of $68,505,000 of long-term debt.

4.  COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.”  The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net loss	$(44,812)	$(4,922)	$(84,967)	$(17,732)
Change in cumulative foreign currency translation adjustment	1	-	(593)	-
Comprehensive loss	$(44,811)	$(4,922)	$(85,560)	$(17,732)

5.RESTRUCTURING AND RELATED CHARGES

In September 2001, the Company recorded restructuring expenses of $25.0 million, consisting of $11.1 million for workforce reduction and related costs and $13.9 million for the consolidation of facilities and abandonment of related leasehold improvements. These restructuring charges, which include the closing of our office in Hong Kong, were taken to align the Company’s cost structure with changing market conditions and decreased demand for services.  The restructuring resulted in termination of approximately 20% of employees.  Billable employees decreased by approximately 22%, while non-billable employees decreased by approximately 19%. Estimated costs for the consolidation of facilities and abandonment of related leasehold improvements are comprised of contractual rental commitments for office space being vacated in addition to future depreciation of the related leasehold improvements, offset by estimated sub-rental income.

The Company estimates that total cash expenditures related to the September 2001 restructuring activities will be approximately $22.7 million.  The remaining $2.3 million of restructuring expenses consists of non-cash charges for leasehold improvement write-offs.  Approximately $10.1 million in cash expenditures is expected in the quarter ending December 31, 2001 of this year, and the remaining cash expenditures of approximately $12.6 million, primarily related to real estate rental obligations, is expected over the next five years.

In June 2001, the Company recorded restructuring expenses of $16.9 million, consisting of $5.6 million for workforce reduction and related costs and $11.3 million for the consolidation of facilities and abandonment of related leasehold improvements. These restructuring charges were taken to align the Company’s cost structure with changing market conditions and decreased demand for services.  The restructuring resulted in termination of approximately 14% of employees.  Billable employees decreased by approximately 14%, while non-billable employees decreased by approximately 16%. Estimated costs for the consolidation of facilities and abandonment of related leasehold improvements are comprised of contractual rental commitments for office space being vacated in addition to future depreciation of the related leasehold improvements, offset by estimated sub-rental income.

The Company estimates that total cash expenditures related to the June 2001 restructuring activities will be approximately $15.4 million. The remaining $1.5 million of restructuring expenses consists of non-cash charges for leasehold improvement write-offs.  During the quarter ended June 30, 2001, $2.3 million of cash was used for workforce reduction costs and $1.9 million was used for the consolidation of facilities and related costs. During the quarter ended September 30, 2001, $2.1 million of cash was used for workforce reduction costs and $1.3 million was used for the consolidation of facilities and related costs. Cash expenditures for the quarter ending December 31, 2001 will approximate $1.0 million. The remaining cash expenditures of approximately $6.8 million, primarily related to real estate rental obligations are expected over the next four years.

6.  LINE OF CREDIT

Effective September 30, 2001, the Company amended its credit facility.  This facility allows for a revolving line of credit and standby letters of credit.  The terms of the amended credit facility permit the Company to borrow up to $20 million, less any amounts outstanding under standby letters of credit.  The credit facility expires on July 25, 2003.  Amounts borrowed under the revolving credit facility bear interest at either the prime rate or at the Eurocurrency rate plus an applicable margin of 2.50% to 3.00%, depending on the Company’s leverage ratio.  Additionally, the Company is required to pay a commitment fee of 0.25% of the average daily-unused amount of the revolving credit.  The credit facility contains certain restrictive financial covenants, including a maximum leverage ratio, a minimum EBITDA level, a minimum tangible net worth level, a minimum liquidity level and a maximum capital expenditure level.

At September 30, 2001, the Company had no borrowings under the revolving credit facility and approximately $11.9 million outstanding under standby letters of credit.

7.  LEGAL PROCEEDINGS

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

8.  EMPLOYEE SAVINGS PLAN

Effective May 2001, the Board of Directors and shareholders amended the 2000 Employee Savings Plan to allow for discretionary matching employer contributions.

9.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities -an Amendment of FASB Statement No. 133.” SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities.  The Company adopted SFAS No. 133 and SFAS No. 138 concurrently as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133", in fiscal year 2001. The adoption of SFAS No. 133 did not have a material impact on its financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that all business combinations in the scope of that Statement are to be accounted for using one method, the purchase method.  SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.  The Company has determined that the adoption of SFAS No. 141 will not have a material impact on its financial position or its results of operations.

In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”. The Company will adopt SFAS No. 142 in fiscal 2002. The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets recognized in the financial statements at that date.  With the adoption of SFAS 142, the Company expects to no longer amortize existing goodwill.  This will result in an expense reduction of approximately $24.0 million in Fiscal Year 2002.  The Company does not anticipate any impairment to existing intangible assets or goodwill; however, if there were to be any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS NO. 142 they will be reported as resulting from a change in accounting principle.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                AND RESULTS OF OPERATIONS

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue. Net revenues for the three month period ended September 30, 2001 decreased by $24.5 million, or 32%, to $51.0 million from $75.5 million for the same period in 2000. The decrease in revenue was attributable to a slowing global economy made worse by the September 11 terrorist attacks and a continued softening in marketing and technology expenditures by our clients.  Some of our clients have agreed to give us performance based discretionary bonuses. We recognize that bonus revenue in the period that we are informed of the bonus award.  Contractually we are informed of those bonuses in the two quarters ending June 30 of each year and, accordingly, expect that our revenue in those quarters will be positively impacted compared to the subsequent two quarters.

Professional service costs. Professional service costs for the three-month period ended September 30, 2001 decreased $3.5 million, or 8%, to $38.8 million from $42.3 million in the same period of 2000. As a percentage of revenue, professional service costs increased from 56% of revenue in the quarter ended September 30, 2000 to 76% of revenue in the same period of 2001.  In the quarter ended September 30, 2001, we implemented cost cutting measures in an effort to achieve profitability.  The increase in professional service costs as a percentage of revenue in that quarter was the result of lower revenues from clients.

Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended September 30, 2001 decreased $1.5 million, or 6%, to $23.7 million from $25.2 million in the same period of 2000. The decrease was due to lower personnel costs, resulting from the June 2001 restructuring charge and other cost cutting initiatives. As a percentage of revenue, selling, general and administrative expenses increased from 33% of revenue in the quarter ended September 30, 2000 to 46% of revenue in the same period of 2001.  The increase as a percentage of revenue during that quarter was the result of lower revenues in the third quarter of 2001.

Restructuring expenses. For the three months ended September 30, 2001, the Company recorded restructuring expenses of $25.0 million, consisting of $11.1 million for workforce reductions and related costs and $13.9 million for the consolidation of facilities and abandonment of related leasehold improvements.  These restructuring charges, which include the closing of our office in Hong Kong, were taken to align the Company’s cost structure with changing market conditions and decreased demand for services. The restructuring resulted in the termination of approximately 20% of total employees.   Billable employees decreased by approximately 22%, while non-billable employees decreased by approximately 19%.  Estimated costs for the consolidation of facilities and abandonment of related leasehold improvements are comprised of contractual rental commitments for office space being vacated in addition to future depreciation of the related leasehold improvements, offset by estimated sub-rental income.

Stock-based compensation. Stock-based compensation consists of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair market value of the underlying stock on the date of the grant. The Company recognized $2.3 million and $4.0 million of stock-based compensation expense for the quarters ended September 30, 2001 and 2000, respectively.

Amortization of intangible assets. In connection with a recapitalization in January 1999, the Company recorded $171.7 million of goodwill and $27.2 million of other intangible assets. The goodwill is currently amortized over seven years. The remaining other intangible assets of $4.3 million is amortized over six years. The Company will adopt SFAS No. 142 in fiscal 2002. The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets recognized in the financial statements at that date.  This will result in an expense reduction of approximately $24.0 million in Fiscal Year 2002.  The Company does not anticipate any impairment to existing intangible assets or goodwill; however, if there were to be any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS NO. 142, those losses will be reported as resulting from a change in accounting principle.

Provision for income taxes. In accordance with accounting principles generally accepted in the United States, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to an increase in the valuation allowance for deferred tax assets.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue. Net revenues for the nine month period ended September 30, 2001 decreased by $20.1 million, or 10%, to $188.6 million from $208.7 million for the same period of 2000. The decrease in revenue was attributable to a slowing global economy, the impact of the September 11 terrorist attacks that disrupted the national economy and negatively impacted our clients, and a continued softening in marketing and technology investments.  Some of our clients have agreed to give us performance based discretionary bonuses. We recognize that bonus revenue in the period that we are informed of the bonus award.  Contractually we are informed of those bonuses in the two quarters ending June 30 of each year and, accordingly, expect that our revenue in those quarters will be positively impacted compared to the subsequent two quarters.

Professional service costs. Professional service costs for the nine month period ended September 30,2001 increased $15.8 million, or 14%, to $129.0 million from $113.2 million in the same period of 2000. As a percentage of revenue, professional service costs increased from 54% of revenue in the nine month period ended September 30, 2000 to 68% of revenue in the same period of 2001.  For the nine month period ended September 30, 2001, the Company has enacted cost cutting measures in an effort to reduce professional service costs and achieve profitability.  The increase in professional service costs as a percentage of revenue in the nine month period ended September 30, 2001 was the result of lower revenues from clients.

Selling, general and administrative expense. Selling, general and administrative expenses for the nine month period ended September 30, 2001 increased $6.8 million, or 10%, to $78.2 million from $71.4 million in the same period of 2000. The increase was due to increased personnel costs, growth in administrative headcount, and rent and other expenses related to regional office expansions. As a percentage of revenue, selling, general and administrative expenses increased from 34% of revenue in the nine month period ended September 30, 2000 to 41% in the same period of 2001.  The dollar increase was a result of expanding operations.  The increase as a percentage of revenue was the result of lower revenues in the nine month period ended September 30, 2001.

Restructuring expenses. For the nine month period ended September 30, 2001, the Company recorded restructuring charges of $41.9 million, consisting of $16.7 million for workforce reductions and related costs and $25.2 million for the consolidation of facilities and abandonment of related leasehold improvements.  These restructuring and related charges, which include the closing of our Hong Kong office, were taken to align the Company’s cost structure with changing market conditions and decreased demand for services.  The restructuring resulted in the termination of approximately 27% of total employees. Estimated costs for the consolidation of facilities are comprised of contractual rental commitments for office space being vacated in addition to future depreciation of the related leasehold improvements, offset by estimated sub-rental income.

Stock-based compensation. Stock-based compensation consists of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair market value of the underlying stock on the date of grant. The Company recognized $6.3 million and $11.8 million of stock-based compensation expense for the nine months ended September 30, 2001 and 2000, respectively.

Amortization of intangible assets. In connection with the recapitalization in January 1999, the Company recorded $171.7 million of goodwill and $27.2 million of other intangible assets. The goodwill is currently amortized over seven years. The remaining other intangible assets of $4.3 million are amortized over six years. The Company will adopt SFAS No. 142 in fiscal 2002. The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets recognized in the financial statements at that date.  This will result in an expense reduction of approximately $24.0 million in Fiscal Year 2002.  The Company does not anticipate any impairment to existing intangible assets or goodwill; however, if there were to be any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS NO. 142, those losses will be reported as resulting from a change in accounting principle.

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

Effective September 30, 2001, the Company amended its existing credit facility. The terms of the amended credit facility allow maximum borrowings equal to $20 million less outstanding standby letters of credit. The credit facility expires on July 25, 2003.  The credit facility contains certain restrictive financial covenants, including a maximum leverage ratio, a minimum EBITDA level, a minimum tangible net worth level, a minimum liquidity level and a maximum capital expenditure level. At September 30, 2001, the Company had no borrowings under the revolving line of credit and approximately $11.9 million outstanding under standby letters of credit.

The Company's cash and cash equivalents decreased from $49.9 million at the end of 2000 to $38.4 million as of September 30, 2001. Cash provided by operations for the nine month period ended September 30, 2001 was $0.1 million, resulting from improved cash collections offset by payments for restructuring charges, bonuses and federal and state taxes. Cash used in investing activities for the nine month period ended September 30, 2001 was $14.7 million, consisting primarily of capital expenditures relating to the buildout of office space and to computer equipment purchases. Cash provided by financing activities for the nine month period ended September 30, 2001 was $3.3 million, consisting primarily of proceeds from the issuance of common stock through the Company’s employee stock purchase plan and upon exercise of stock options.

The Company believes that its current cash and cash equivalents and funds available under the revolving line of credit will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks and uncertainties.  In particular, any statements contained herein regarding expectations with respect to our future revenues and profitability are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements.  Those factors include, without limitation, client demand for our services, restructuring expenses, effects of September 11, 2001 events on our business, competitive factors in the market and our ability to effectively manage our size and our client relationships, among other factors.  In some instances, you can identify forward-looking statements by the fact that they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance.  A further review of the risks and uncertainties potentially impacting our future performance can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces foreign currency risks as a result of the revenues we receive from services delivered through our United Kingdom subsidiary.  This subsidiary incurs most of its expenses in the local currency.  Accordingly, our United Kingdom subsidiary uses the local currency as its functional currency.

The Company is also exposed to foreign exchange rate fluctuations with respect to the British pound, as the results of the United Kingdom subsidiary are translated into United States dollars for consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability.  The effect of foreign exchange rate fluctuation for the nine months ended September 30, 2001 was not material.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: November 14, 2001	By /s/ David W. Kenny
David W. Kenny
Director, Chairman and Chief Executive
Officer

Date: November 14, 2001	By /s/ Jeffrey J. Cote
Jeffrey J. Cote
Executive Vice President and
Chief Financial Officer