Form 10-K405
period 2001-12-31
DIGITAS INC
filed 2002-03-26
CIK 1100885

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2001

Commission file number 000-29723

DIGITAS INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3494311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Prudential Tower	02199
800 Boylston Street Boston, Massachusetts (Address of principal executive offices)	(Zip Code)

(617) 867-1000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(B) of The Act: None

Securities Registered Pursuant to Section 12(G) of The Act:

Common Stock, $.01 Par Value Per Share
(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of March 20, 2002, 62,263,988 shares of the Registrant’s Common Stock were issued and outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing sale price of $5.46 on the Nasdaq National Market on March 20, 2002, was $339,961,374.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s Annual Meeting of Stockholders to be held on May 16, 2002 are incorporated by reference into Part III of this report to the extent described therein.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” AND “CONTINUE” OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF OUR FUTURE RESULTS OF OPERATIONS OR OF OUR FINANCIAL CONDITION, OR STATE OTHER “FORWARD LOOKING” INFORMATION. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO OUR INVESTORS. HOWEVER, THERE MAY BE EVENTS IN THE FUTURE THAT WE ARE NOT ABLE TO ACCURATELY PREDICT OR CONTROL AND THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE FACTORS DESCRIBED IN “RISK FACTORS AND IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS” BEGINNING ON PAGE 13. READERS SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND DIGITAS ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

PART I

Item 1.    Business

Overview

Digitas is a marketing and technology professional services firm that helps its clients attract, retain and grow profitable customer relationships. By working at the intersection of marketing, technology and channel management, Digitas is able to bring relevant content to appropriate customer contacts in a scalable, efficient way. Digitas serves several industry-leading clients including Allstate, American Express, AT&T, Delta Air Lines, General Motors, L.L. Bean, Morgan Stanley, Barnes & Noble, Bayer Pharmaceuticals and Terra Lycos. Headquartered in Boston, Digitas employs more than 1,150 people and has offices in New York, San Francisco, Salt Lake City, Miami, Chicago and London.

The Digitas Approach

Digitas builds marketing and technology solutions that enable its clients to maximize the value of their customer base. We believe in the power of personalized and contextual marketing to create long-term and valuable customer relationships. We think that Internet, wireless and database technologies are critical to enable companies to manage customer relationships on a one-to-one basis. As a result, Digitas focuses on building multi-channel, interactive marketing solutions for its clients: solutions that drive market share gains through quantitative and qualitative improvements in their customer relationships. Our solutions drive measurable results for clients. Our skill in performance measurement and use of that information allows us to continue to evolve and improve our client solutions.

We take an aggressive approach in reviewing our clients’ entire business to solve their challenges. We consider our clients’ competitive positioning, their existing assets and brand strength, as well as their culture and organization before recommending solutions. We partner with our clients to create long-term, stable relationships. We endeavor to understand our clients’ businesses intimately and anticipate challenges before they arise.

Our approach is highly disciplined, results-oriented and revolves around three major offerings. These offerings focus specifically on supporting our clients’ efforts to manage their customers more effectively. They include building new technology platforms from which to communicate with their customers, developing the marketing and communications programs that operate on those platforms, and developing client organizations to focus on and respond to customers rapidly.

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

Multi-channel Customer Management.    Digitas develops the customer relationship programs that operate on its multi-channel platforms. We build integrated marketing campaigns and communication programs focused on acquiring, retaining, and growing customer relationships. We focus on creating a consistent customer experience and upholding the brand promise regardless of the communication channel. Our programs are built on a foundation of data analytics to ensure that the right message is delivered to the right person through the right channel at the right time.

Marketing Intelligence/Re-engineering.    Digitas also assists its clients in becoming customer-centric. Becoming customer-centric means aligning the internal organizational structure, systems and processes completely around customers or customer segments. It requires breaking down historical product or functional silos and placing the customer at the center of the organization, allowing for a more rapid and appropriate response to customer demands. To this end, we offer organizational design, organizational enablement and sales force automation consulting. Through this offering, we enable our clients to respond directly to their customers’ needs most effectively.

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

Digitas develops long-term strategic relationships with blue-chip companies whose primary assets include leadership brands and customer bases. Digitas seeks to work with companies operating in industries in which the economics of customer loyalty are most compelling, thereby providing us with the opportunity to greatly impact market share and the return on their customer base investments. These industries include financial services, media and entertainment, healthcare and pharmaceuticals, business products and services, consumer services, technology and telecommunications and consumer products.

Our results of operations and our business depend on our relationships with a limited number of large clients. Of our total revenues during 2001, General Motors accounted for approximately 20% and American Express accounted for approximately 19%.

Competition

We compete with companies that offer strategic consulting, web design, advertising and direct marketing, information technology and e-commerce services as well as the in-house development efforts of many companies. Our current competitors include the following:

•	strategic consulting firms such as Bain & Company, Boston Consulting Group, and McKinsey & Company;

•	customer relationship management units of systems integrators such as Accenture, Cap Gemini, PricewaterhouseCoopers, Sapient, and IBM Global Services;

•	advertising and direct marketing agencies such as Ogilvy One, Modem Media, and Impiric;

•	internal information technology departments of current and potential clients; and

•	e-commerce and technology service providers.

Because relatively low barriers to entry characterize our industry, we also expect other companies to enter our market.

We believe that the principal competitive factors in our industry are:

•	quality of services;

•	technical and strategic expertise;

•	ability to provide end-to-end solutions;

•	speed of development and implementation of integrated solutions;

•	value of the services provided compared to the price of such services;

•	reputation and experience of professionals delivering the service;

•	project management capabilities;

•	brand recognition and size of the firm;

•	effectiveness of sales and marketing efforts; and

•	financial stability.

We believe that we presently compete favorably with respect to most of these factors. In particular, we believe that we offer an integrated set of skills and expertise that many existing service providers are not well suited to provide.

People and Culture

Our culture reflects the core values of our people. Our people are trailblazing, passionate, genuine, insightful, intelligent, accountable, and committed to our internal and external community. They are our single greatest asset and the key to reaching our company-wide goal to be the undisputed industry leader. In furtherance of this mission, our employees collaborate to apply their creativity in the conception, design, and implementation of innovative client solutions. Our formal training program emphasizes improvement of individual skills as well as optimization of team performance. Our knowledge management infrastructure and processes are designed to ensure that best practices and thinking are shared and leveraged globally to the extent permitted. We have a competency-based performance management process that encourages frequent, actionable feedback and ensures that all employees have specific, measurable goals and are supported in developing skills and knowledge. The end result is a dynamic and rewarding work environment for our people.

To preserve this culture and uphold the high standard of quality work that we have set, we must continue to attract and retain qualified individuals with superior strategic, creative, technological and management skills to meet the ongoing demands for our services. To this end, we have a dedicated recruiting team that utilizes various methods to attract the most talented and promising professionals, including an internal referral bonus program.

We provide our employees with a competitive base salary, performance driven incentive programs, stock options and comprehensive benefits packages. Employees are rewarded for team performance, as well as individual contribution to client success, people development, intellectual capital, and corporate citizenship. For many of our employees, however, a significant attraction is being part of a winning team that applies industry leading expertise and technology to transform businesses to be the best in their industries.

Employees

As of December 31, 2001, we had approximately 1,150 employees, approximately 1,100 of whom were located in the United States. As of December 31, 2001, we had approximately 950 billable employees and 200 corporate and administrative, non-billable employees. Our employees are not represented by any union and, except for senior management and certain other employees, are retained on an at-will basis.

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

U.S. and Foreign Government Regulation

Congress has passed legislation that regulates various aspects of the Internet and emerging technologies, including on-line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet and emerging technologies. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership.

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

Item 2.    Properties

Our headquarters and principal administrative and finance operations are located in a leased facility in Boston, Massachusetts consisting of approximately 330,000 square feet of office space. The leases for the Boston office space expire in November and December 2005 and June 2006. We also occupy 66,000 square feet of office space in New York City. The New York City lease expires in March 2011. We also lease office space in San Francisco, Salt Lake City, Miami, Chicago, and London.

Item 3.    Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of our business. We believe we are not currently a party to any such claims or proceedings, which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

The Company is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. The Company believes that the claims against it and its officers and directors are without merit and intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market information.    Our common stock is traded on the Nasdaq National Market under the symbol “DTAS”. As of December 31, 2001, there were 128 stockholders of record. The following table sets forth high and low last reported sales prices for the common stock for each fiscal quarter since the date of our initial public offering, March 14, 2000, through March 25, 2002.

	Closing Sales Prices
	High	Low
2000
1st Quarter (from March 14, 2000)	$30.00	$24.00
2nd Quarter	$24.00	$10.75
3rd Quarter	$24.63	$12.37
4th Quarter	$17.63	$5.06
2001
1st Quarter	$9.00	$3.50
2nd Quarter	$7.45	$3.75
3rd Quarter	$5.10	$1.71
4th Quarter	$4.02	$1.25
2002
1st Quarter (through March 25, 2002)	$5.90	$3.90

Dividend policy.    We have never declared or paid cash dividends on our common stock. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our Board of Directors may consider.

Use of proceeds.    The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed is March 13, 2000, and the Commission file number assigned to the registration statement is 333-93585. All proceeds of our initial public offering have been used.

Item 6.    Selected Financial Data

The following table sets forth selected financial data and other operating information of Digitas. The selected income statement and balance sheet data for 2001, 2000, 1999, 1998 and 1997 as set forth below are derived from the audited financial statements of Digitas. The information is only a summary and you should read it in conjunction with Digitas’ audited financial statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$235,514	$288,154	$187,007	$122,309	$101,238
Operating expenses:
Professional services costs	157,694	158,607	102,247	65,696	57,610
Selling, general and administrative expenses	95,545	99,366	67,048	48,485	40,552
Stock-based compensation	10,147	14,796	10,743	25,820	6,325
Amortization of intangible assets	25,238	36,687	36,688	—	—
Restructuring expenses	41,888	—	—	—	—

Total operating expenses	330,512	309,456	216,726	140,001	104,487

Loss from operations	(94,998)	(21,302)	(29,719)	(17,692)	(3,249)
Other income (expense), net	1,058	1,345	(7,281)	(2,698)	(2,431)
Benefit from (provision for) income taxes	(148)	(1,616)	(567)	1,439	114

Net loss from continuing operations	(94,088)	(21,573)	(37,567)	(18,951)	(5,566)
Extraordinary loss	—	(1,653)	—	—	—

Net loss	$(94,088)	$(23,226)	$(37,567)	$(18,951)	$(5,566)

Net loss per share–basic and diluted
Net loss from continuing operations	$(1.58)	$(0.38)	$(0.74)
Extraordinary loss	—	(0.03)	—

Net loss	$(1.58)	$(0.41)	$(0.74)

Weighted average shares outstanding
Basic and diluted	59,514	56,230	50,703
	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$46,473	$49,857	$441	$37	$1,868
Total assets	251,580	331,755	252,889	62,270	49,705
Total long-term debt, less current portion	1,096	1,947	62,878	1,749	3,701
Shareholders’ equity (deficit)	169,886	249,457	119,836	(27,760)	(9,831)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the financial statements and related notes appearing elsewhere in this filing on Form 10-K. This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Risk Factors and Important Factors that May Affect Future Results” on page 13 for a description of some of the risks and uncertainties that could cause such a material difference.

Overview

In 1980, Bronner Slosberg Humphrey Co. (“BSH”) was formed to provide direct marketing and promotion services. In 1995, Strategic Interactive Group (“SIG”), an Internet professional services firm, was formed to provide end-to-end Internet business solutions to corporate clients. Between 1995 and 1998, SIG and BSH operated as two separate entities under common control. Effective January 1, 1999, the two entities were merged into a single entity under the BSH name following a recapitalization by a private equity investor and several existing shareholders. BSH served as the ultimate parent of Digitas LLC, a Delaware limited liability company that holds all business operations. The purpose of the recapitalization was to combine the entities, realign the ownership of the combined entities with those senior employees who would most actively lead our future growth, establish an equity-based incentive program to motivate current and future employees and enhance our ability to make strategic investments in our people and services. On December 22, 1999, Digitas Inc., a Delaware corporation, was formed to ultimately hold the interests of BSH including Digitas LLC. Effective December 31, 2001, BSH was merged into a newly formed Massachusetts corporation Bronner Slosberg Humphrey Inc. The terms “Company” and “Digitas” refer to Digitas LLC prior to December 22, 1999 and to Digitas Inc. thereafter.

Business Operations

Digitas is a marketing and technology professional services firm that helps its clients attract, retain and grow profitable customer relationships. By working at the intersection of marketing, technology and channel management, Digitas is able to bring relevant content to appropriate customer contacts in a scalable, efficient way.

Our revenue is generated from providing professional services to our clients. We expect that our revenue will continue to be driven primarily by the number and scope of our client engagements. We focus on large-scale, long-term, strategic relationships with a select group of blue-chip clients. The Company attempts to limit its concentration of credit risk by securing well-known clients. While the Company often enters into written agreements with its clients, such contracts are typically terminable upon 30 to 90 days notice. For 2001, our three largest clients accounted for approximately 49% of our revenue and our largest client accounted for approximately 20% of our revenue. Management believes a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on the Company’s business, financial condition and results of operations.

Historically, we have offered our services to clients primarily on a time and materials basis. For these engagements, we recognize revenue as services are provided based on actual costs incurred. As our client relationships have grown, we have increasingly entered into broad contracts under which we deliver our services based on mutually agreed upon scopes of work. These contracts generally include estimates on total fees that clients will be charged for the year. For these contracts, we recognize revenue on a percentage of completion method based on the ratio of costs incurred to total estimated costs. Additionally, some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We recognize bonus revenue in the period we are informed that the bonus has been awarded. Most of our contracts allow us to invoice our clients on a pro-rata basis for our services. Advance payments are recorded as billings in excess of cost and estimated earnings on uncompleted contracts until the services are provided.

We incur significant reimbursable costs, such as online media buying and production costs, on behalf of our clients. In accordance with the client agreements, there is no markup on reimbursable costs and the client’s approval is required prior to Digitas incurring them. Revenue through 2001 does not include reimbursable costs.

In November 2001, in response to several inquiries regarding whether reimbursements received for “out-of-pocket” expenses incurred, such as travel and entertainment, should be characterized in the income statement as revenue or as a reduction of expense incurred, the FASB staff stated its belief that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue. The Company will apply this staff announcement in financial reporting periods beginning in fiscal 2002. The estimated impact of this change will result in an increase to total revenue of three percent to five percent. Upon application of the announcement, comparative financial statements for prior periods will be reclassified to comply with the guidance in this staff announcement.

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

Selling, general and administrative expenses consist primarily of administrative and executive compensation, professional fees, non-client related travel expenses, rent, and office expenses.

Stock-based compensation consists primarily of noncash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock, the repurchase of stock options from an employee and shares of common stock sold to members of the Board of Directors at a price below the estimated fair value. The Company has not granted or repurchased any options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000.

In connection with the recapitalization in January 1999, the Company recorded $198.9 million of goodwill and other intangible assets. This amount, which represents the excess of purchase price over net assets acquired, consists of goodwill, favorable lease and assembled workforce. The goodwill and favorable lease are being amortized over seven and six years, respectively. Intangible assets related to assembled workforce were fully amortized as of December 31, 2000. The Company will adopt SFAS No. 142 in fiscal 2002. The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets recognized in the financial statements at that date. This will result in an expense reduction of approximately $24.5 million in 2002 over the prior year. The Company does not currently anticipate any impairment to existing intangible assets or goodwill; however, if there were to be any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS NO. 142, those losses will be reported as resulting from a change in accounting principle.

Restructuring expenses represent charges taken to better align the Company’s cost structure with changing market conditions and decreased demand for services. Restructuring expenses include severance related to workforce reductions and other related expenses and the consolidation of facilities. Estimated costs for the consolidation of facilities are comprised of contractual rental commitments for office space being vacated and future depreciation related to the abandonment of leasehold improvements, offset by estimated sub-rental income.

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases for operating profit and tax liability carryforward. Deferred tax assets and liabilities are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs.

Results Of Operations

The following table sets forth selected items included in our statement of operations as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Professional services costs	66.9	55.0	54.7
Selling, general and administrative expenses	40.6	34.5	35.9
Stock-based compensation	4.3	5.1	5.7
Amortization of intangible assets	10.7	12.7	19.6
Restructuring expenses	17.8	—	—

Total operating expenses	140.3	107.3	115.9

Loss from operations	(40.3)%	(7.3)%	(15.9)%

Year ended December 31, 2001 compared to year ended December 31, 2000

Summary.    Fiscal 2001 was a challenging year for Digitas as the Company reacted to overall market deterioration with a series of restructurings designed to realign the Company’s cost structure with reduced levels of demand. Restructuring charges totaled $41.9 million in 2001. A slowing global economy, the impact of the September 11 terrorist attacks that disrupted the national economy and negatively impacted our clients, and a continued softening in technology investments all contributed to a decrease in demand for our services in 2001. As a result, the Company reported a 2001 net loss of $94.1 million, or $1.58 per share, as compared to a net loss of $23.2 million, or $0.41 per share, in 2000.

Revenue.    Revenue for 2001 decreased by $52.7 million, or 18.3%, to $235.5 million from $288.2 million in 2000. The negative impact of the economic recession on both Digitas and our clients resulted in decreased demand for our services, as client projects were delayed or cancelled. While we currently believe that our revenues have stabilized with the third and fourth quarters of 2001, in which we recorded revenues of $51 million and $47 million, respectively, we remain cautious in our outlook for 2002 revenues, given the continued economic uncertainty and the resulting potential impact on demand for our services.

Professional services costs.    Professional services costs for 2001 decreased by $0.9 million, or 0.6%, to $157.7 million from $158.6 million in 2000. Professional services costs represented 67.0% of revenue for 2001, as compared to 55.0% of revenue for 2000. The increase in professional services costs, as a percent of revenue, was the result of the time lag between the decline in revenues and the realignment of the Company’s cost structure to reflect reduced levels of demand for our services. The decrease in absolute dollars reflects the commencement of cost savings resulting from restructuring actions. Based on our current revenue expectations, we believe that our professional services costs will remain consistent with the fourth quarter of 2001.

Selling, general and administrative expenses.    Selling, general and administrative expenses for 2001 decreased by $3.9 million, or 3.9%, to $95.5 million from $99.4 million for 2000. As a percentage of revenue, selling, general and administrative expenses increased to 40.6% in 2001 from 34.5% in 2000. The increase in selling, general and administrative expenses as a percent of revenue was the result of the time lag between the decline in revenues and the realignment of the Company’s cost structure with reduced levels of demand for our services. The decrease in absolute dollars reflects the commencement of cost savings resulting from restructuring actions and other cost cutting initiatives. Based on our current revenue expectations, we believe that our selling, general and administrative expenses will remain consistent with the fourth quarter of 2001.

Stock-based compensation.    Stock-based compensation for 2001 consisted of noncash compensation of $10.1 million arising from stock options granted to employees in prior periods at exercise prices below the estimated fair value of the related common stock. Stock-based compensation for 2000 consisted of noncash compensation of $14.8 million arising from stock options granted to employees at exercise prices below the estimated fair value of the related common stock. The Company has not granted or repurchased any options at a price below the estimated fair value subsequent to the initial public offering in March of 2000.

Amortization of intangible assets.    Amortization of intangible assets for 2001 decreased by $11.5 million, or 31.3%, to $25.2 million from $36.7 million for 2000. Amortization of intangible assets for 2001 consists of amortization of goodwill and favorable leases resulting from our recapitalization, which was effected in January 1999. The decrease in absolute dollars was the result of intangible assets related to assembled workforce becoming fully amortized in 2000. The estimated useful lives used in amortizing favorable leases and goodwill are six and seven years, respectively.

The Company will adopt SFAS No. 142 in fiscal 2002. The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets recognized in the financial statements. This will result in an expense reduction of approximately $24.5 million in 2002 over the prior year. The Company does not anticipate any impairment to existing intangible assets or goodwill; however, if there were to be any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS NO. 142, those losses will be reported as resulting from a change in accounting principle.

Restructuring expenses.    In the second quarter of fiscal 2001, the Company recorded restructuring expenses of $16.9 million, consisting of $5.6 million in workforce reduction and other related costs and $11.3 million in the consolidation of facilities and abandonment of related leasehold improvements. These restructuring expenses were taken to align the Company’s cost structure with the changing market conditions and decreased demand for our services. In September 2001, the Company recorded additional restructuring expenses of $25.0 million, consisting of $11.1 million for workforce reduction and related costs and $13.9 million for the consolidation of facilities and abandonment of related leasehold improvements. These restructuring expenses, which include the closing of our office in Hong Kong, were taken to further align the Company’s cost structure with changing market conditions and decreased demand for our services. The following is a summary of restructuring expenses (in thousands):
	Total Expenses	Noncash Charges	Total Payments	Accrued Restructuring Balance at December 31, 2001
Workforce reduction and related costs	$16,689	$—	$(12,982)	$3,707
Consolidation of facilities and abandonment of leasehold improvements	25,199	(3,458)	(5,888)	15,853

Total	$41,888	$(3,458)	$(18,870)	$19,560

As a result of the two restructuring actions, the Company reduced its workforce by approximately 650 employees, across all business functions and regions. Estimated costs for the consolidation of facilities are comprised of contractual rental commitments for office space being vacated in addition to future depreciation of the related leasehold improvements, offset by estimated sub-rental income.

The Company expects total cash payments for restructuring activities to approximate $38.4 million. The remaining $3.5 million of restructuring expenses consists of noncash charges for leasehold improvement write-offs. We expect to make cash payments of approximately $10.0 million in fiscal 2002 and the remaining $9.6 million, primarily related to real estate rental obligations, over the following five years.

Other income, net.    Other income, net of expenses, decreased by $0.3 million to $1.0 million from $1.3 million. Other income, net, for 2001 consisted of interest income earned on the investment of excess operating cash offset by interest expense related to notes payable for tenant allowances, interest expense on capitalized leases and bank charges related to the Company’s revolving credit facility and standby letters of credit. Other income, net, for 2000 consisted of interest income earned on the invested portion of proceeds from our initial public offering of common stock in March 2000 offset by interest expense primarily on long-term borrowings prior to the initial public offering. In addition, a realized gain on the termination of interest rate swap agreements was recorded in 2000.

Provision for income taxes.    The provision for income taxes for 2001 decreased by $1.5 million to $0.1 million from $1.6 million in 2000. The decrease was due to the Company generating significantly less taxable income in 2001 than in 2000. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to an increase in the valuation allowance for deferred tax assets.

Extraordinary loss.    In 2001, the Company did not recognize an extraordinary item. In March 2000, an extraordinary loss of $1.7 million was recognized upon the early retirement of $68.5 million of long-term debt.

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

Professional services costs.    Professional services costs for 2000 increased by $56.4 million, or 55.2%, to $158.6 million from $102.2 million or 1999. Professional services costs represented 55.0% of revenue for 2000, as compared to 54.7% of revenue for 1999. The increase in absolute dollars was due to an increase in the number of professionals we hired to support the increased demand for our services. Professional services costs increased as a percentage of revenue due to investments in the opening of new offices and an increase in average compensation per professional.

Selling, general and administrative expenses.    Selling, general and administrative expenses for 2000 increased by $32.3 million, or 48.2%, to $99.3 million from $67.0 million for 1999. As a percentage of revenue, selling, general and administrative expenses decreased from 35.9% in 1999 to 34.5% in 2000. The increase in absolute dollars for 2000 was due to increases in outside fees for recruiting professionals, rent and travel costs related to office expansions in Boston, New York, and London and the construction of new offices in Miami and Hong Kong, and our overall growth in administrative headcount. The decrease as a percentage of revenue was due to the economies of scale associated with higher revenue levels.

Stock-based compensation.    Stock-based compensation for 2000 consisted of noncash compensation of $14.8 million arising from stock options granted to employees at exercise prices below the estimated fair value of the related common stock. Stock-based compensation for 1999 consisted of noncash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the related common stock of $5.9 million, the repurchase of stock options from an employee of $1.8 million and $3.0 million for shares of common stock sold to members of the Board of Directors at a price below the estimated fair value.

Amortization of intangible assets.    Amortization of intangible assets consists of amortization of assembled workforce, favorable lease and goodwill resulting from our recapitalization, which was effected in January 1999. Amortization periods range from two to seven years.

Other income (expense), net.    Other income, net, for 2000 totaled $1.3 million and consisted of interest income earned on the invested portion of proceeds from our initial public offering of common stock in March 2000 offset by interest expense primarily on long-term borrowings prior to the initial public offering. In addition, a realized gain on the termination of interest rate swap agreements was recorded. Other expense, net, for 1999 totaled $7.3 million and consisted primarily of interest expense on our long-term borrowings related to the recapitalization in January 1999.

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

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and the issuance of equity securities. In March 2000, we successfully completed our initial public offering for common stock, which resulted in net proceeds of approximately $134.7 million.

Cash and cash equivalents and working capital.    Cash and cash equivalents decreased by $3.4 million to $46.5 million at December 31, 2001 from $49.9 million at December 31, 2000. Cash provided by operating activities in 2001 was $7.4 million. The $7.4 was primarily the result of a $94.1 million net loss adjusted for $75.2 million of noncash expenses including depreciation and amortization, stock-based compensation and noncash restructuring expenses and $26.3 million of cash generated primarily from management’s emphasis on collection of receivables, offset by $18.9 million in restructuring payments. Billed and unbilled accounts receivable decreased $48.5 million, from $102.6 million at December 31, 2000 to $54.1 million at December 31, 2001.

Cash used in investing activities was $14.6 million representing capital expenditures relating to the expansion of office space and computer equipment purchases. Cash provided by financing activities was $3.9 million representing $4.8 million in proceeds from the issuance of common stock through the Company’s employee stock purchase plan and upon exercise of stock options offset by $0.9 million in payments for tenant allowances and capital lease obligations.

Credit facility.    Effective September 2001, the Company amended its existing credit facility originally dated July 25, 2000. The amended agreement allows the Company to borrow up to $20 million, less any amounts committed pursuant to outstanding standby letters of credit. The credit facility expires July 25, 2003. Amounts borrowed under the revolving credit facility bear interest at either the Prime Rate or at a Eurocurrency rate plus an applicable margin of 2.50%—3.00%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay a commitment fee of 0.25% of the average daily-unused amount of the revolving credit. The credit facility contains certain restrictive financial covenants, including a maximum leverage ratio, a minimum EBITDA level, a minimum tangible net worth, a minimum liquidity level, and a maximum annual capital expenditure level.

As of December 31, 2001, the Company had no borrowings under the revolving credit facility and approximately $11.9 million outstanding under standby letters of credit. At December 31, 2001, the Company has approximately $8.1 million available for future borrowings.

Other debt and commitments.    The following table summarizes other cash obligations of the Company. (Note: Interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in millions)
	Total	2002	2003-2004	2005-2006	2007 and thereafter
Notes payable, tenant allowances	$1.2	$0.3	$0.6	$0.3	$0.0
Capital lease obligations	1.0	0.7	0.3	—	—
Operating leases	151.4	22.8	46.9	35.4	46.3

Total obligations	$153.6	$23.8	$47.8	$35.7	$46.3

Notes payable, tenant allowances.    Since 1995, the Company has received tenant allowances, which are required to be reimbursed to the landlord through 2005.

Capital lease obligations.    The Company has certain noncancelable leases to finance telephone equipment, copier equipment and software. The total capitalized cost of the assets subject to capital leases was approximately $2,681,000 and $2,623,000 with accumulated amortization of approximately $1,663,000 and $1,027,000 as of December 31, 2001 and 2000, respectively.

Other lease obligations.    The Company leases office facilities and certain office equipment under cancelable and noncancelable operating lease agreements expiring at various dates through July 2015. The Company leases office space under noncancelable operating leases. Rental expense, including amounts described above, consisting of minimum lease payments under noncancelable operating leases amounted to approximately $14,936,000, $13,713,000, and $8,591,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company implemented a series of restructuring initiatives in 2001 to better align our cost structure with deteriorating market conditions and decreased demand for our services. As a result of these initiatives, we expect that at current revenue projections, the Company will continue to generate cash from operations. Our liquidity position is significantly dependent upon our generating cash from operations in line with current expectations. We believe that this cash from operations combined with current cash and cash equivalents and funds available under the credit facility is sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months.

Risks Factors and Important Factors that may Affect Future Results

Set forth below are certain risk factors that could harm our business prospects, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Form 10-K. This Form 10-K contains forward-looking statements that contain risks and uncertainties. See “Forward-Looking Statements” on page one.

Risks Related to our Business

The loss of even one significant client or any significant reduction in the use of our services could have a material adverse effect on our business, financial condition and results of operations

We derive a significant portion of our revenues from large-scale engagements with a limited number of clients. Most of these relationships, including those with our three largest clients, are terminable by the client without penalty on 30 to 90 days prior written notice. For 2001, our three largest clients, General Motors, American Express and AT&T, collectively accounted for approximately 49% of our revenues, and our largest client, General Motors, accounted for approximately 20% of our revenues. The loss of any major client or any significant reduction in the use of our services by a major client could significantly reduce our revenue and have a negative impact on our operating results, financial condition and reputation in our market.

Our failure to meet our clients’ expectations could result in losses or negative publicity and could subject us to liability for the services we provide

As clients have dedicated more money and resources to our engagements with them, their expectations have also increased. As our client engagements become larger and more complex and are required to be completed in a shorter time frame, we face increased management challenges and greater risk of mistakes. Any failure on our part to deliver our services in accordance with our clients’ expectations could result in:

•	additional expenditures to correct the problem;

•	delayed or lost client revenues;

•	adverse client reactions and negative publicity; and

•	claims against us.

Although our client agreements often limit our liability to damages arising from our rendering of services, we cannot assure that these provisions will be enforceable in all instances or would otherwise protect us from liability. While we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed.

An economic recession or downturn in the United States or abroad may result in a reduction in our revenues and operating results

Our ability to succeed depends on the continued investment of our current and future clients in the services we offer. A lasting economic recession or downturn in the United States or abroad may cause some of our current and future clients to reduce or eliminate their budgets for our services. Furthermore, the reduction in client budgets may intensify competition and further increase pressure for us to reduce the fees we charge our clients. A lasting economic recession or downturn in the United States or abroad may have a material adverse effect on our business, financial condition and results of operations.

Actual and perceived conflicts of interest may restrict us in obtaining new clients

Actual and perceived conflicts of interest are inherent in our industry. We sometimes decline to accept potential clients because of actual or perceived conflicts of interest with our existing clients or because a client insists, for whatever reason, that we not work with its competitors. In addition, potential clients may choose not to retain us for reasons of actual or perceived conflicts of interest. Many of our clients compete in industries where only a limited number of companies gain meaningful market share. As a result, if we decide not to perform services for a particular client’s competitors, or if potential clients choose not to retain us because of actual or perceived conflicts and our client fails to capture a significant portion of its market, we may receive reduced or no future revenue in that particular industry.

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

Factors that may cause our quarterly results to fluctuate in the future include the following:

•	variability in market demand for our services;

•	length of the sales cycle associated with our service offerings;

•	unanticipated variations in the size, budget, number or progress toward completion of our engagements;

•	unanticipated termination of a major engagement, a client’s decision not to proceed with an engagement we anticipated or the completion or delay during a quarter of several major client engagements;

•	our ability to manage our operating costs, a large portion of which are fixed in advance of any particular quarter;

•	changes in pricing policies by us or our competitors;

•	our ability to manage future growth;

•	timing and amount of client bonus payments; and

•	costs of attracting and training skilled personnel.

Some of these factors are within our control while others are outside of our control.

Failure to manage our growth may impact our operating results

If we succeed in expanding our business, that expansion may place increased demands on our management, operating systems, internal controls and financial and physical resources. If not managed effectively, these increased demands may adversely affect the services we provide to our existing clients. In addition, our personnel, systems, procedures and controls may be inadequate to support our future operations. Consequently, in order to manage growth effectively, we may be required to increase expenditures to expand, train and manage our employee base, improve our management, financial and information systems and controls, or make other capital expenditures. Our results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by our growth.

If we are not successful in creating a worldwide network of offices, we may jeopardize our relationships with existing clients and limit our ability to attract new clients

Failure to meet client demands that their customer solution service providers be able to handle assignments on a worldwide basis may jeopardize our existing client relationships and limit our ability to attract new clients. Currently, we serve European markets from our office in London and can serve markets in other regions from offices in the United States. To succeed we may also need to deepen and broaden our expertise in dealing with worldwide assignments by expanding our presence outside of the United States and by hiring more senior executives with multi-national technology, marketing and customer relationship management expertise; and there is no assurance that we can attract those people or establish on a profitable basis offices outside of the United States.

We have limited experience in marketing, selling and supporting our services outside of North America and the United Kingdom, and development of such skills may be more difficult or take longer than we anticipate. Operations outside the United States may be unprofitable or less profitable than operations in the United States, especially due to language barriers, cultural differences, economic and political conditions in countries outside the United States, currency exchange risks, differences in terms of payment and collectibility of receivables, reduced protection for intellectual property rights in some countries, the burden and expense of complying with foreign laws and regulations and the fact that the Internet infrastructure in foreign countries may be less advanced than in the United States.

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

•	effectively use leading technologies;

•	continue to develop our strategic and technical expertise;

•	influence and respond to emerging industry standards and other technological changes;

•	enhance our current service offerings; and

•	develop new services that meet changing customer needs.

Our industry is highly competitive and has low barriers to entry; if we cannot effectively compete, our revenue may decline

Our industry is relatively new and intensely competitive. We expect competition to intensify even further as our industry evolves. Some of our current competitors have more clients, greater brand or name recognition and greater financial, technical, marketing and public relations resources than we do. Furthermore, there are relatively low barriers to entry into our industry. As a result, new and unknown market entrants pose a threat to our business.

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

We may need to raise additional capital, which may not be available to us, and which may dilute the ownership interests of current investors

We may need to raise additional funds to meet our working capital and capital expenditure needs and to otherwise support our business and implement our strategy. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

•	create additional market-specific business units;

•	enhance our infrastructure;

•	hire, train and retain employees;

•	keep up with technological advances; or

•	respond to competitive pressures or unanticipated requirements.

Our failure to do any of these things could restrict our growth, hinder our ability to compete and seriously harm our financial condition. Additionally, if we are able to raise additional funds through equity financings, the ownership interest of our stockholders will be diluted.

We have a history of reported net losses and there can be no assurance that we will soon report net income

We have experienced substantial net losses for the three years ended December 31, 2001. These losses have been attributable to charges for restructuring, stock-based compensation and the amortization of intangible assets. We expect to continue to report large charges for stock-based compensation over the next four years under current accounting standards. Our anticipated revenue growth may not compensate for these charges and we may not achieve profitability during this time period.

Risks Related to the Securities Markets

Our stock price has been and is likely to continue to be volatile and may result in substantial losses for investors

The market price of our common stock has been and is likely to continue to be highly volatile. Since we completed our initial public offering in March 2000, the market price for our common stock has been as high as $40.00 per share and as low as $0.88 per share. Additionally, the stock market in general, and the market for technology-related stocks in particular, has been highly volatile and has been characterized by significant decreases in market prices during 2000 and 2001. This volatility often has been unrelated to the operating performance of particular companies.

In addition, the trading price of our common stock could be subject to wide fluctuations in response to:

•	our perceived prospects;

•	variations in our operating results and our achievement of key business targets;

•	changes in securities analysts’ recommendations or earnings estimates;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts or service offerings by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

•	general economic or stock market conditions unrelated to our operating performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

Concentration of ownership may limit your ability to influence corporate matters

As of March 20, 2002, our executive officers, directors and 10% shareholders collectively owned approximately 72% of the outstanding shares of our common stock. These shareholders have the power to control the election of our directors, and the approval of any other action requiring the approval of our shareholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. In addition, without the consent of these shareholders, we cannot enter into transactions that could be beneficial to us or our other shareholders. Also, third parties could be discouraged from making a tender offer or bid to acquire Digitas at a price per share that is above the then-current market price.

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

Changes in government regulation of the Internet and other emerging technologies could adversely affect our business

To date, government regulations have not materially restricted the use of the Internet and other emerging technologies by our clients in their markets. However, the legal and regulatory environment that pertains to such technologies may change. New state, federal and foreign laws and regulations, or new interpretations of existing laws and regulations, especially those relating to privacy, could impact us directly or indirectly by preventing our clients from delivering products or services over technology-based distribution channels. Any new legislation could inhibit the increased use of the Internet and emerging technologies as commercial mediums which in turn would decrease the demand for our services and have a material adverse effect on our future operating performance.

We may become subject to claims regarding foreign laws and regulations that could subject us to increased expenses

Because we plan to expand our international operations and because many of our current clients have international operations, we may be subject to the laws of foreign jurisdictions for violations of their laws. These laws may change, or new, more restrictive laws may be enacted in the future. International litigation is often expensive and time-consuming and could distract our management’s attention away from the operation of our business.

Provisions of Delaware law and of our charter and by-laws may make a takeover more difficult

Provisions in our certificate of incorporation and by-laws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change-in-control or takeover attempt that is opposed by our management and Board of Directors. Public shareholders who might desire to participate in such a transaction may not have an opportunity to do so. In our certificate of incorporation we also have a staggered Board of Directors, which makes it difficult for shareholders to change the composition of the Board of Directors in any one year. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change-in-control or to change our management and Board of Directors.

Item 8.    Financial Statements and Supplementary Data

The financial statements and related notes are contained on the pages indicated on the Index to Financial Statements on page F-1 of this report.

The following table sets forth a summary of unaudited quarterly operating results for each of the eight quarters ended December 31, 2001. This information has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this filing and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. The results for any quarter are not necessarily indicative of future quarterly results of operations, and we believe that period-to-period comparisons should not be relied upon as an indication of performance that may be expected for any future period.

	Three Months Ended
	12/31/01	9/30/01	6/30/01	3/31/01	12/31/00	9/30/00	6/30/00	3/31/00
	(in thousands)
Revenue	$46,953	$51,033	$60,474	$77,054	$79,462	$75,540	$70,058	$63,094
Operating expenses:
Professional services costs	28,729	38,766	43,576	46,623	45,388	42,286	37,520	33,413
Selling, general and administrative expenses	17,359	23,702	26,522	27,962	27,893	25,164	24,660	21,649
Stock-based compensation	975	3,430 *	2,267 *	3,475 *	2,980	4,037	4,118	3,661
Amortization of intangible assets	6,309	6,309	6,310	6,310	9,172	9,172	9,172	9,171
Restructuring expenses	—	24,995	16,893	—	—	—	—	—

Total operating expenses	53,372	97,202	95,568	84,370	85,433	80,659	75,470	67,894
Loss from operations	(6,419)	(46,169)	(35,094)	(7,316)	(5,971)	(5,119)	(5,412)	(4,800)
Other income (expense):
Interest income	226	268	287	662	1,039	792	725	230
Interest expense	(103)	(108)	(110)	(166)	(80)	(156)	(125)	(1,510)
Unrealized and realized gain (loss) on investment	—	—	—	—	—	—	(57)	504
Gain (loss) on disposal of fixed assets	—	41	4	4	(133)	—	—	—
Other miscellaneous income	3	50	—	—	—	—	18	98

	126	251	181	500	826	636	561	(678)

Loss before provision for income taxes	(6,293)	(45,918)	(34,913)	(6,816)	(5,145)	(4,483)	(4,851)	(5,478)
Provision for income taxes	—	—	—	(148)	(349)	(439)	(422)	(406)

Net loss from continuing operations	(6,293)	(45,918)	(34,913)	(6,964)	(5,494)	(4,922)	(5,273)	(5,884)
Extraordinary loss	—	—	—	—	—	—	—	(1,653)

Net loss	$(6,293)	$(45,918)	$(34,913)	$(6,964)	$(5,494)	$(4,922)	$(5,273)	$(7,537)

*	The first, second and third quarters of 2001 have been adjusted from $3,122, $898, and $2,324, respectively, as reported in the Company’s Form 10-Qs.

Item 8a.    Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10.    Directors and Executive Officers of Registrant

(a)  DIRECTORS

Incorporated herein by reference is the information appearing under the captions “Information Concerning Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Digitas definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

(b)  EXECUTIVE OFFICERS

Incorporated herein by reference is the information appearing under the caption “Executive Officers” in the Digitas definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

Incorporated herein by reference is the information appearing the caption “Executive Compensation” in the Digitas definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Executive Officers and Directors” in the Digitas definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in the Digitas definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-k

14(a)(1)  FINANCIAL STATEMENTS

The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

14(a)(2)  FINANCIAL STATEMENT SCHEDULES

The following are contained in this annual report on Form 10-K immediately following the Notes to Financial Statements:

•	Report of Independent Public Accountants

•	Schedule II: Valuation and Qualifying Accounts

Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

14(a)(3)  EXHIBITS

Exhibits are as set forth in the “Index to Exhibits” which follows the Notes to Financial Statements.

14(b)  REPORTS ON FORM 8-K

None.

DIGITAS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Digitas Inc.:

We have audited the accompanying balance sheets of Digitas Inc. (a Delaware corporation) as of December 31, 2001 and 2000 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digitas Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/	ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 23, 2002

DIGITAS

BALANCE SHEET
(dollars in thousands)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$46,473	$49,857
Accounts receivable, net of allowance for doubtful accounts of $2,209 and $1,419 at December 31, 2001 and 2000, respectively	35,685	66,439
Accounts receivable, unbilled	18,382	36,174
Other current assets	7,899	1,643

Total current assets	108,439	154,113
Fixed assets, net	40,625	43,567
Intangible assets, net	100,247	125,485
Other assets	2,269	8,590

Total assets	$251,580	$331,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,091	$12,110
Current portion of long-term debt	231	209
Billings in excess of cost and estimated earnings on uncompleted contracts	25,208	32,233
Accrued expenses	9,547	18,300
Accrued compensation	11,299	16,849
Accrued restructuring	10,010	—
Capital lease obligations	662	619

Total current liabilities	71,048	80,320
Long-term debt, less current portion	818	1,048
Capital lease obligation, long-term portion	278	899
Accrued restructuring	9,550	—
Other long-term liabilities	—	31

Total liabilities	81,694	82,298

Commitments and Contingencies (Note 14)
Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at December 31, 2001 and 2000	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 60,857,083 and 58,077,801 shares issued and outstanding at December 31, 2001 and 2000, respectively	608	581
Additional paid-in capital	345,909	360,175
Accumulated deficit	(157,342)	(63,254)
Cumulative foreign currency translation adjustment	(396)	—
Deferred compensation	(18,893)	(48,045)

Total shareholders’ equity	169,886	249,457

Total liabilities and shareholders’ equity	$251,580	$331,755

The accompanying notes are an integral part of these financial statements.

DIGITAS

STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenue	$235,514	$288,154	$187,007
Operating expenses:
Professional services costs	157,694	158,607	102,247
Selling, general and administrative expenses	95,545	99,366	67,048
Stock-based compensation	10,147	14,796	10,743
Amortization of intangible assets	25,238	36,687	36,688
Restructuring expenses (Note 2)	41,888	—	—

Total operating expenses	330,512	309,456	216,726

Loss from operations	(94,998)	(21,302)	(29,719)
Other income (expense):
Interest income	1,443	2,786	55
Interest expense	(487)	(1,871)	(7,336)
Realized gain on investment	—	447	—
Gain (loss) on disposal of fixed assets	49	(133)	—
Other miscellaneous income	53	116	—

Loss before provision for income taxes	(93,940)	(19,957)	(37,000)
Provision for income taxes	(148)	(1,616)	(567)

Loss from continuing operations	(94,088)	(21,573)	(37,567)
Extraordinary loss relating to early extinguishment of debt (net of tax benefit of $175)	—	(1,653)	—

Net loss	$(94,088)	$(23,226)	$(37,567)

Net loss per share—basic and diluted
Loss from continuing operations	$(1.58)	$(0.38)	$(0.74)
Extraordinary loss	—	(0.03)	—

Net loss	$(1.58)	$(0.41)	$(0.74)

Weighted average common shares outstanding
Basic and diluted	59,514	56,230	50,703

The accompanying notes are an integral part of these financial statements.

DIGITAS

STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Cumulative Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 1999	—	$ —	$—	$—	$—	$—	$—
Comprehensive loss					(37,567)		(37,567)
Issuance of common stock in connection with Recapitalization	50,086,487		152,148				152,148
Repurchase of stock options and warrants			(2,566)				(2,566)
Exercise of stock options	118,448		151				151
Deferred stock-based compensation			55,593	(55,593)			—
Distribution to shareholders					(2,461)		(2,461)
Stock-based compensation			3,029	5,846			8,875
Cancellation of stock options			(1,458)	1,458			—
Issuance of common stock	498,544		1,256				1,256

Balance at December 31, 1999	50,703,479	—	208,153	(48,289)	(40,028)	—	119,836
Comprehensive loss					(23,226)	—	(23,226)
Exercise of stock options	1,015,330	10	1,082				1,092
Deferred stock-based compensation			22,519	(22,519)			—
Stock-based compensation				14,796			14,796
Cancellation of stock options			(7,967)	7,967			—
Issuance of common stock, net of issuance costs	6,358,992	571	136,388				136,959

Balance at December 31, 2000	58,077,801	581	360,175	(48,045)	(63,254)	—	249,457
Net loss					(94,088)
Cumulative foreign currency translation adjustment						(396)
Total comprehensive loss							(94,484)
Exercise of stock options	2,268,397	22	2,973				2,995
Stock-based compensation				10,147			10,147
Cancellation of stock options			(19,005)	19,005			—
Issuance of common stock	510,885	5	1,766				1,771

Balance at December 31, 2001	60,857,083	$608	$345,909	$(18,893)	$(157,342)	$(396)	$169,886

The accompanying notes are an integral part of these financial statements.

DIGITAS

STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(94,088)	$(23,226)	$(37,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,541	46,551	43,865
Loss (gain) on disposal of fixed assets	(49)	133	74
Stock-based compensation	10,147	14,796	8,875
Provision for doubtful accounts	2,556	609	1,137
Noncash restructuring expenses	23,014	—	—
Extraordinary loss	—	1,653	—
Changes in operating assets and liabilities:
Accounts receivable	28,224	(26,752)	(17,651)
Accounts receivable, unbilled	17,532	(10,653)	(10,371)
Other current assets	(672)	356	(494)
Other assets	662	(1,638)	(282)
Accounts payable	1,977	(3,242)	5,503
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,090)	14,472	7,244
Accrued expenses	(8,717)	1,210	9,519
Accrued compensation	(5,550)	2,801	4,563
Other long-term liabilities	(31)	(17)	—

Net cash provided by operating activities	7,456	17,053	14,415

Cash flows from investing activities:
Purchase of fixed assets	(14,635)	(32,695)	(8,525)
Business acquired net of cash	—	—	(65,200)

Net cash used in investing activities	(14,635)	(32,695)	(73,725)

Cash flows from financing activities:
Principal payments under capital lease obligations	(633)	(511)	(306)
Proceeds from note payable, bank, net of debt issuance costs	—	—	70,558
Proceeds from sale leaseback	—	645	—
Payment of notes payable, tenant allowances	(208)	(190)	(158)
Payment of notes payable, bank	—	(68,505)	(4,893)
Payment of notes payable, shareholders	—	(4,432)	—
Distributions to shareholders	—	—	(2,461)
Repurchase of stock options and warrants	—	—	(4,433)
Proceeds from issuance of common stock	4,766	138,051	1,407

Net cash provided by financing activities	3,925	65,058	59,714

Effect of exchange rate changes on cash and cash equivalents	(130)	—	—

Net increase (decrease) in cash and cash equivalents	(3,384)	49,416	404
Cash and cash equivalents, beginning of period	49,857	441	37

Cash and cash equivalents, end of period	$46,473	$49,857	$441

Supplemental disclosure of cash flow information:
Cash paid for taxes	$8,097	$1,351	$1,011
Cash paid for interest	398	1,906	6,781
Supplemental disclosure of noncash investing and financing activities:
Issuance of notes payable to shareholders (Note 5)	$—	$4,432	$—
Change in par value of common stock (Note 6)	—	507	—
Assets acquired under capital lease obligations	58	530	606
Income tax refund receivable (Note 8)	5,600	—	—

The accompanying notes are an integral part of these financial statements.

DIGITAS

NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Bronner Slosberg Humphrey Inc. was incorporated in Massachusetts in 1980 as a Subchapter S corporation. Strategic Interactive Group, Inc. was incorporated in Massachusetts in 1995 as a Subchapter S corporation. Through December 31, 1998, certain shareholders of Bronner Slosberg Humphrey Inc. (“BSH”) owned a majority of the outstanding shares of Strategic Interactive Group, Inc. (“SIG”).

On November 5, 1998, BSH and SIG completed transactions in which each company was reorganized into a Massachusetts business trust (each a “Trust” and together the “Trusts”) with a wholly owned limited liability company (“LLC”) subsidiary. After formation of the Trusts and LLCs, the two companies were merged with and into Bronner Slosberg Humphrey, LLC and Strategic Interactive Group, LLC, respectively, with each shareholder of the original S corporations receiving as consideration an equivalent number of beneficial common shares in the Trusts as the shareholders held in the S corporations prior to the mergers. The reorganization of the companies into Trusts and subsidiary LLCs has been accounted for at historical cost as a combination of entities under common control.

Effective January 1, 1999, BSH and SIG completed a transaction with a private equity investor and the existing shareholders (the “Recapitalization”). Under the terms of the Recapitalization, the private equity investor acquired a certain number of shares directly from the existing shareholders for $102.0 million. In addition the Company borrowed $70.6 million from a bank. On the date following the close of the Recapitalization, SIG effectively merged into Bronner Slosberg Humphrey Co. Bronner Slosberg Humphrey Co. served as the ultimate parent of Digitas LLC, the Delaware limited liability company through which the business was operated through December 31, 2001. Substantially all of the stock options and stock appreciation rights of BSH and SIG were replaced with stock options in Bronner Slosberg Humphrey Co. with equivalent in-the-money value, which existed at the date of Recapitalization. The Recapitalization was accounted for as a purchase. On December 22, 1999, Digitas Inc., a Delaware corporation, was formed to ultimately hold the ownership interests of Bronner Slosberg Humphrey Co. and Digitas LLC after completing a reorganization to become the sole shareholder of the Trust. Effective December 31, 2001, Bronner Slosberg Humphrey Co. was merged into a newly formed Massachusetts corporation Bronner Slosberg Humphrey Inc. The terms “Company” and “Digitas” refer to Digitas LLC prior to the reorganization and Digitas Inc. thereafter.

A subsidiary incorporated in Massachusetts in late 1998 operates as a branch in the United Kingdom and is included in the financial statements of the Company subsequent to that date.

Operations

Digitas is a marketing and technology professional services firm that helps its clients attract, retain and grow profitable customer relationships. By working at the intersection of marketing, technology and channel management, Digitas is able to bring relevant content to appropriate customer contacts in a scalable, efficient way.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market.

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fixed Assets

Fixed assets are recorded at cost. Expenditures for renewals and improvements are capitalized. Repairs and maintenance are charged to operations as incurred. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease and amortized using the straight-line method over the lease term. Leasehold improvements are recorded net of construction allowances provided by the landlord. Depreciation is recorded on the straight-line basis over the estimated useful lives of the related assets, which are as follows:

Furniture and fixtures	5-7 years
Computer equipment and software	3-5 years
Capital leases	Lesser of lease term or useful life
Leasehold improvements	Lesser of lease term or useful life

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Through December 31, 2001, intangible assets are amortized on a straight-line basis over their estimated lives, which are as follows:

Assembled workforce	2 years
Favorable lease	6 years
Goodwill	7 years

Internal Use Software

American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” was adopted, effective January 1, 1999. The Company capitalizes external costs related to software and implementation services in connection with its internal use software systems.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of,” the Company evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets. To the extent impairment is identified, the Company reduces the carrying value of such impaired assets to fair value based on estimated discounted future cash flows.

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

Revenue Recognition

Revenue pursuant to fixed-price contracts is recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Revenue pursuant to time and materials contracts is recognized as services are provided. Certain contracts contain provisions for performance incentives. Such contingent revenue is recognized in the period in which the contingency is resolved. Unbilled accounts receivable on contracts is comprised of costs incurred plus estimated earnings from

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

revenue earned in advance of billings under the contract. Advance payments are recorded as billings in excess of cost and estimated earnings on uncompleted contracts until the services are provided. Included in accounts receivable and unbilled accounts receivable are reimbursable costs, which have been incurred on behalf of the Company’s clients. In accordance with the client agreements, there is no markup on reimbursable costs and the client’s approval is required prior to the Company incurring them. Through December 31, 2001, revenue does not include reimbursable costs.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which losses are determined.

Professional Services Costs

Professional services costs consist primarily of compensation and benefits of the Company’s employees engaged in the delivery of professional services plus other nonreimbursable service costs.

Research and Development Costs

Research and development costs are charged to operations as incurred. To date, substantially all research and development activities have been pursuant to customer contracts and have been expensed as professional services costs.

Net Income Per Share

Basic and diluted earnings per share are computed in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

	December 31,
	2001	2000	1999
Weighted average common shares outstanding	59,513,657	56,229,640	50,703,479
Dilutive effect of options and warrants	—	—	—

Diluted weighted average common shares outstanding	59,513,657	56,229,640	50,703,479

As of December 31, 2001, 2000 and 1999, 33,382,534, 31,071,626 and 29,088,972 options and warrants, respectively, were outstanding but not included in the above calculations, as their effects would have been antidilutive.

Income Taxes

Effective January 1, 1999, the Company became subject to corporate-level federal and certain additional state income taxes. The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases for operating profit and tax liability carryforward. Deferred tax assets and liabilities are measured using enacted tax rates for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs.

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations are applied in accounting for its employee stock option plans. The disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation”, which includes information with respect to stock-based compensation determined under the “fair value” method has been utilized in the accompanying financial statements.

Foreign Currency Translation

Monetary assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historic exchange rates. Income and expenses are remeasured at the average exchange rate for the period. Transaction gains and losses are reflected in selling, general and administrative expenses in the statement of operations. Transaction losses were approximately $19,000, $129,000 and $158,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Management’s Use of Estimates

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

Comprehensive Income

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” All components of comprehensive income are reported in the financial statements in the period in which they are recognized.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS No. 133 and SFAS No. 138 concurrently as required by SFAS No. 137, “Deferral of the Effective Date of the FASB Statement No. 133”, in fiscal year 2001. The adoption of SFAS No. 133 did not have a material impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that all business combinations in the scope of that Statement be accounted for using one method, the purchase method. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. The provisions of this

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Statement apply to all business combinations initiated after June 30, 2001. The Company has determined that the adoption of SFAS No. 141 will not have a material impact on its financial position or its results of operations.

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”. The Company will adopt SFAS No. 142 in fiscal 2002. The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets recognized in the financial statements at that date. With the adoption of SFAS 142, the Company expects to no longer amortize existing goodwill. This will result in an expense reduction of approximately $24.5 million in the fiscal year ended December 31, 2002. The Company does not currently anticipate any impairment to existing intangible assets or goodwill; however, if there were to be any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142, they will be reported as resulting from a change in accounting principle.

In November 2001, in response to several inquiries regarding whether reimbursements received for “out-of-pocket” expenses incurred, such as travel and entertainment, should be characterized in the statement of operations as revenue or as a reduction of expense incurred, the FASB staff stated its belief that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue. The Company will apply this staff announcement in financial reporting periods beginning in fiscal 2002. The estimated impact of this change will result in an increase to total revenue of approximately three to five percent. Upon application of the announcement, comparative financial statements for prior periods will be reclassified to comply with this guidance.

2.    RESTRUCTURING EXPENSES

In the second quarter of fiscal 2001, the Company recorded restructuring expenses of $16.9 million, consisting of $5.6 million in workforce reduction and other related costs and $11.3 million in the consolidation of facilities and abandonment of related leasehold improvements. These restructuring expenses were taken to align the Company’s cost structure with the changing market conditions and decreased demand for services. In September 2001, the Company recorded additional restructuring expenses of $25.0 million, consisting of $11.1 million for workforce reduction and related costs and $13.9 million for the consolidation of facilities and abandonment of related leasehold improvements. These restructuring expenses, which include the closing of our office in Hong Kong, were taken to further align the Company’s cost structure with changing market conditions and decreased demand for services. The following is a summary of restructuring expenses (in thousands):

	Total Expenses	Noncash Charges	Cash Payments	Accrued Restructuring Balance at December 31, 2001
Workforce reduction and related costs	$16,689	$—	$(12,982)	$3,707
Consolidation of facilities and abandonment of leasehold improvements	25,199	(3,458)	(5,888)	15,853

Total	$41,888	$(3,458)	$(18,870)	$19,560

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

As a result of the two restructuring actions, the Company reduced its workforce by approximately 650 employees, across all business functions and regions. Estimated costs for the consolidation of facilities are comprised of contractual rental commitments for office space being vacated offset by estimated sub-rental income.

Total cash payments for restructuring activities will approximate $38.4 million. The remaining $3.5 million of restructuring expenses consists of noncash charges for leasehold improvement write-offs. The Company expects to make cash payments of approximately $10.0 million in fiscal 2002 and the remaining $9.6 million, primarily related to real estate rental obligations, over the following five years.

3.    FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2001	2000
Furniture and fixtures	$16,357	$15,344
Computer equipment and software	41,068	34,208
Leasehold improvements	22,450	7,144
Capital leases	2,681	2,623
Construction in progress	—	12,046

	82,556	71,365
Less accumulated depreciation	(41,931)	(27,798)

	$40,625	$43,567

Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was approximately $14,242,000, $9,762,000 and $6,795,000, respectively.

4.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2001	2000
Assembled workforce	$—	$22,900
Favorable lease	4,234	4,234
Goodwill	171,726	171,726

	175,960	198,860
Less accumulated amortization	(75,713)	(73,375)

	$100,247	$125,485

Assembled workforce is the estimated cost to replace the entire workforce in place at the purchase date, including replacement costs consisting of costs to recruit, relocate and train a new workforce. In fiscal 2001, the cost of the assembled workforce was fully amortized and, thus, the cost and related accumulated amortization was written off. Favorable lease is the difference between the fair market value of a new lease signed on the purchase date and the actual lease in existence.

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    DEBT

Credit Agreements

In March 2000 the Company completed an initial public offering. A portion of the proceeds was used to retire a $68,505,000 term loan balance due December 2004. This early extinguishment of debt resulted in an extraordinary loss of $1,653,000 (net of a tax benefit of $175,000), which is included in the statement of operations for the year ended December 31, 2000.

Effective September 2001, the Company amended its existing credit facility originally dated July 25, 2000. The amended agreement allows the Company to borrow up to $20 million, less any amounts committed under outstanding standby letters of credit. The credit facility expires on July 25, 2003. Amounts borrowed under the revolving credit facility bear interest at either the Prime Rate or at a Eurocurrency rate plus an applicable margin of 2.50%—3.00%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit. The credit facility contains certain restrictive financial covenants, including a maximum leverage ratio, a minimum EBITDA level, a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity level, and a maximum annual capital expenditure level.

At December 31, 2001, the Company had no borrowings under the revolving credit facility and approximately $11.9 million outstanding under standby letters of credit, leaving $8.1 million available for future borrowings.

Notes Payable, Tenant Allowances

Since 1995, the Company has received tenant allowances, which are required to be reimbursed to the landlord through 2005. Interest expense recognized in relation to these notes amounted to $116,000, $136,000, and $153,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Notes Payable, Shareholders

In March 2000, the Company repaid a total of $4,432,000, $2,111,000 of which was included in accrued expenses and $2,321,000 of which was included in accrued compensation at December 31, 1999, to shareholders of the Company. Prior to repayment, these amounts were converted to formal note payable agreements.

6.    SHAREHOLDERS’ EQUITY

Common Stock

On March 14, 2000, the Company successfully completed its initial public offering of common stock. The Company sold 6,200,000 shares of common stock in the initial public offering for approximately $148.8 million less issuance costs of $14.1 million. Additionally, the par value of the Company’s common stock was changed from zero to $0.01 per share.

Stock Split

On December 2, 1999, the Board of Directors approved a 30-for-1 stock split of the Company’s common stock. All share and per share amounts have been restated to reflect the split.

On February 10, 2000, the Board of Directors approved a 2-for-1 stock split of the Company’s common stock. All share and per share amounts have been restated to reflect the split.

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    STOCK-BASED COMPENSATION

Stock Appreciation Rights and Options

Effective January 1, 1999, the date of the Recapitalization, the Board of Directors adopted the 1998 option plan (the “1998 Plan”). The 1998 Plan authorized the grant of (i) 17,126,644.8 rollover options, which were granted in exchange for the cancellation of stock appreciation rights and stock options held by officers, directors and employees under stock plans in place prior to the Recapitalization, and (ii) an additional 11,744,700 options that were not rollover options. In September 1999, the Board of Directors amended the plan to decrease the number of non-rollover options that could be granted under the plan to 10,152,000 shares. All shares of common stock underlying non-rollover options granted under the 1998 Plan that are forfeited or cancelled are added to the shares of common stock available for issuance under the Digitas Inc. 2000 Stock Option and Incentive Plan.

All options granted under the 1998 Plan were non-qualified stock options. Grants under the 1998 Plan were made to employees and non-employee directors, consultants and independent contractors. A committee of the Board of Directors administers the 1998 plan, which includes determining the participants in the plan and the number of shares of common stock to be covered by each option, amending the terms of any option, subject to certain limitations, and interpreting the terms of the plan.

Each rollover option was immediately exercisable as of the date of grant and has an exercise price equal to the base value of the stock appreciation rights or the exercise price of the stock options, as applicable, from which the options were converted. All other options granted under the 1998 Plan are generally subject to a five-year vesting schedule pursuant to which the options vest in equal annual installments on the third, fourth and fifth anniversaries of the grant date. In addition, all options other than rollover options must have a per share exercise price equal to or greater than the fair market value of a share of the Company’s common stock as of the grant date, as determined by the Board of Directors or a committee of such Board. All options granted under the 1998 Plan terminate on the tenth anniversary of the grant date. Vested options may be exercised for specified periods after the termination of the optionee’s employment or other service relationship with the Company or its affiliates.

In September 1999, the Board of Directors adopted the 1999 Option Plan (the “1999 Plan”), which initially allowed for the grant of up to 13,592,700 shares of common stock. All common stock shares underlying options granted under the 1999 Plan that are forfeited or cancelled are added to the shares of common stock available for issuance under the Digitas Inc. 2000 Stock Option and Incentive Plan.

Grants under the 1999 Plan may be made to employees and non-employee directors, consultants and independent contractors who contribute to the management, growth and profitability of the Company’s business or its affiliates. A committee of the Board of Directors administers the 1999 Plan, which includes determining the participants in the plan and the number of shares of common stock to be covered by each option, amending the terms of any option, subject to certain limitations, and interpreting the terms of the plan.

Non-qualified stock options granted under the 1999 Plan may be granted at prices which are less than the fair market value of the underlying shares on the date granted. Under the 1999 Plan, incentive stock options and non-qualified stock options are generally subject to a four-year vesting schedule pursuant to which the options vest 25% on the first anniversary of the grant date and an additional 6.25% on each consecutive three-month period thereafter. The options generally terminate on the tenth anniversary of the grant date. In addition, vested options may be exercised for specified periods after the termination of the optionee’s employment or other service relationship with the Company or its affiliates.

In December 1999, the Board of Directors authorized the Company to purchase 300,000 options to purchase shares of the Company’s common stock held by an employee. The purchase price for the options was $8.75 per share less the exercise price of $1.01 per share, an aggregate of $2.3 million. These options were issued in

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

connection with the Recapitalization and approximately $500,000 of the $2.3 million is included in the purchase price of the Company. Accordingly, the Company has recorded a compensation charge of $1.8 million for this transaction in the accompanying statement of operations for the year ended December 31, 1999 and the balance of $500,000 has been recorded as a reduction to additional paid-in capital, as of December 31, 1999.

In December 1999, the Board of Directors authorized the Company to repurchase 180,000 options to purchase shares of the Company’s common stock held by a non-employee shareholder. The purchase price for the options was $8.75 per share, less the exercise price of $1.18 per share. The consideration paid for these options was $1.4 million, which has been recorded as a reduction to additional paid-in capital as of December 31, 1999.

Effective December 1999, the Board of Directors adopted the Digitas Inc. 2000 Stock Option and Incentive Plan (the “2000 Plan”). The 2000 Plan initially allowed for the grant of up to 7,718,200 shares of common stock. In May 2001, the Company’s shareholders and Board of Directors approved an additional 15,000,000 shares of common stock for grant under the 2000 Plan. In addition, all common stock shares underlying non-rollover options granted under the 1998 Plan and options granted under the 1999 Plan that are cancelled or forfeited are added to the shares of common stock available for issuance under the 2000 Plan.

Grants under the 2000 Plan may be made to employees and non-employee directors, consultants and independent contractors who contribute to the management, growth and profitability of the Company’s business or its affiliates. A committee of the Board of Directors administers the 2000 Plan, which includes determining the participants in the plan and the number of shares of common stock to be covered by each option, amending the terms of any option, subject to certain limitations, and interpreting the terms of the plan.

Non-qualified stock options granted under the plan may be granted at prices which are less than the fair market value of the underlying shares on the date granted. Under the 2000 Plan, incentive stock options and non-qualified stock options are generally subject to a four-year vesting schedule pursuant to which the options vest 25% on the first anniversary of the grant date and an additional 6.25% on each consecutive three-month period thereafter. The options generally terminate on the tenth anniversary of the grant date. In addition, vested options may be exercised for specified periods after the termination of the optionee’s employment or other service relationship with the Company or its affiliates.

As of December 31, 2001, 17,220,477 shares of common stock were available for future grant under the Company’s option plans.

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the 1998, 1999 and 2000 Plans:

	Year Ended December 31,
	2001		2000		1999
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Options outstanding at beginning of period	30,291,626	$3.79	28,308,972	$2.66	—	$—
Options exchanged in connection with Recapitalization	—	—	—	—	22,946,644	1.55
Options granted	9,325,490	4.24	4,551,458	11.82	8,780,000	5.25
Options exercised	(2,268,397)	1.32	(1,015,330)	1.08	(118,448)	1.27
Options canceled	(4,746,185)	6.13	(1,553,474)	8.55	(3,299,224)	1.86

Options outstanding at end of period	32,602,534	3.56	30,291,626	3.79	28,308,972	2.66

Weighted-average fair value of options granted during the year at fair market value		$2.62		$8.40		$1.32
Weighted-average fair value of options granted during the year below fair market value				$14.21		$9.07

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding at December 31, 2001	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Number exercisable at December 31, 2001	Weighted-average exercise price
$ 0.94–$ 2.19	11,291,236	7.0	$1.21	11,166,236	$1.20
$ 2.52–$ 3.10	12,167,502	8.1	2.70	1,068,025	2.60
$ 3.90–$ 4.95	3,507,321	8.9	4.58	1,292,516	4.94
$ 5.62–$ 8.74	963,300	9.0	5.75	57,168	6.00
$ 8.75–$ 8.96	3,661,233	8.0	8.76	1,604,332	8.75
$12.50–$16.88	687,530	8.6	14.54	195,769	14.45
$18.00–$24.00	324,412	8.5	18.53	101,499	18.53

$ 0.94–$24.00	32,602,534	7.8	$3.56	15,485,545	$2.69

In addition to the Recapitalization, during 2000 and 1999, the Company issued 2,438,000 and 8,360,000 stock options, respectively, to employees at exercise prices ranging from $2.52 to $8.75, which at the time of the grant were below the fair market value of the Company’s common stock. As a result of these option grants, the Company has recorded deferred compensation expense, which represents the aggregate difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes for grants to employees. These amounts are recognized as compensation expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $10.1 million, $14.8 million and $5.9 million, respectively, during the years ended December 31, 2001, 2000 and 1999, related to these options.

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the 1998, 1999 and 2000 plans (excluding exchanged shares) been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

	2001	2000	1999
Net loss:
As reported	$(94,088)	$(23,226)	$(37,567)
Pro forma	$(102,472)	$(28,023)	$(41,491)
Net loss per share:
As reported	$(1.58)	$(0.41)	$(0.74)
Pro forma	$(1.72)	$(0.50)	$(0.82)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2001, 2000 and 1999: volatility of 65% in 2001 and 2000 and 55% in 1999, respectively; no expected dividend yield; risk-free interest rates of 4.91%, 6.15% and 4.60%-6.19% in 2001, 2000 and 1999, respectively; and expected lives of five years.

During 1999, the Company issued 498,544 shares of common stock to certain current and former members of the Board of Directors for an aggregate purchase price of $1.3 million. The Company recorded a compensation charge of $3.0 million, which represents the aggregate difference between the stock price and the deemed fair market value of the common stock determined for financial reporting purposes.

Common Stock Warrants

In connection with the Recapitalization, the Company issued warrants to purchase 900,000 shares at an exercise price per share of $2.52. The Company issued the warrants to the buyer and the value ascribed to the warrants was included in the Recapitalization, which was accounted for as a purchase. The warrants are fully exercisable and expire in January 2009.

In December 1999, the Board of Directors authorized the Company to repurchase warrants to purchase 120,000 shares of the Company’s common stock with an exercise price of $2.52 per share held by a non-employee shareholder. The purchase price for the warrants was $8.75 per share less the respective exercise price. The aggregate consideration paid for these warrants was $700,000, which has been recorded as a reduction to paid in capital as of December 31, 1999.

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.    INCOME TAXES

The components of loss before income taxes and the provision for income taxes are as follows:

	December 31,
	2001	2000	1999
Loss before income taxes	$(93,940)	$(19,957)	$(37,000)
Benefit from (provision for) income taxes
Federal
Current	5,827	(6,080)	311
Deferred	(5,827)	4,788	(301)

Total federal	684	(1,292)	10
State
Current	684	(2,195)	(567)
Deferred	(832)	1,871	(10)

Total state	(148)	(324)	(577)

Provision for income taxes	$(148)	$(1,616)	$(567)

The reconciliation of income tax computed at statutory rates to the effective rate is as follows:

	December 31,
	2001	2000	1999
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.2)	5.0	(0.5)
Goodwill and other permanent differences	(11.4)	(11.4)	(3.6)
Change in valuation allowance	(23.6)	(35.6)	(32.5)

Effective tax rate	(0.2)%	(7.0)%	(1.6)%

The tax effects of temporary differences that give rise to a significant portion of the deferred income tax assets (liabilities), net, are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Amortization of intangibles	$24,681	$17,188
Accrued expenses	4,417	1,335
Stock-based compensation	12,314	8,297
Allowance for doubtful accounts	445	272

Total deferred tax assets	41,857	27,092
Deferred tax liabilities:
Other	–	502

Total deferred tax liabilities	–	502

Net deferred tax asset	41,857	26,590
Valuation allowance	(41,857)	(19,931)

Total	$–	$6,659

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2001, a full valuation allowance has been recorded. A receivable of $5,600,000 related to the refund of federal taxes due to the carryback of current year losses has been recorded and is included in other current assets at December 31, 2001.

9.    EMPLOYEE PROFIT SHARING PLAN

In 1996, an Employee Profit Sharing Plan (the “Profit Sharing Plan”) was established that pays certain employees a percentage of their earnings dependent on financial results as determined by the Board of Directors. The cost of the Profit Sharing Plan was approximately $2,306,000 for the year ended December 31, 1999. The Profit Sharing Plan was terminated effective December 31, 1999, with final payments made before March 15, 2000. To replace this benefit program, the Company adopted the 2000 Employee Savings Plan.

10.    EMPLOYEE BENEFIT PLANS

For the year ended December 31, 1999, the Company had a noncontributory Employee Savings Plan (the “Plan”), which was administered in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan was a voluntary program in which employees who met certain requirements elected to reduce their annual salary by up to 18% and have this amount contributed to the Plan on their behalf. Effective December 1999, the Board of Directors and shareholders adopted the 2000 Employee Savings Plan (the “2000 Savings Plan”). This plan provides for a discretionary Company match of employee contributions, up to 4%, subject to certain IRS restrictions. For the years ended December 31, 2001 and 2000, the Company made matching contributions of approximately $2.4 million and $3.2 million, respectively, to the 2000 Savings Plan. In addition, the Company has an employee stock purchase plan, under which a total of up to 2,200,000 shares of common stock are authorized to be sold to participating employees. Participating employees may purchase shares of common stock at 85% of the stock’s fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee’s base compensation.

11.    OTHER RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001 and 1999, the Company provided approximately $52,000 and $85,000, respectively, in services to a client whose chairman and founder is a current director of Digitas and shareholder of greater than ten percent of the Company’s outstanding common stock. All services were provided to this company at arms-length business terms.

12.    FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

Prior to the initial public offering, the Company entered into interest rate swap agreements to fix interest rates on portions of existing long-term debt and to mitigate the effect of changes in interest rates on earnings. We entered into separate agreements on February 22 and 24, 1999, each for a notional amount of $20.0 million and each having a maturity date of February 2001. Under the terms of the agreements, we locked in fixed rates of 5.36% and 5.30% on the notional amounts and we compensated the financial institution or were compensated by

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

the financial institution for the differential between the fixed rates and the current LIBOR rate. Through March 14, 2000, the interest rate differential payable or receivable on the agreements was recognized on an accrual basis as an adjustment to interest expense. Immediately following the initial public offering, the Company repaid the entire outstanding term loan balance with the bank. As a result, the interest rate swap agreements were no longer considered necessary as a hedge. These interest rate swap agreements were terminated in April 2000 at a total value of $447,000. A realized gain on investments of $447,000 is included in the statement of operations for the year ended December 31, 2000.

13.    SEGMENTS AND RELATED INFORMATION

The Company manages its business as one segment. Accordingly, the financial information disclosed in these financial statements represents the material financial information related to the Company’s single operating segment.

The Company attempts to limit its concentration of credit risk by securing well-known clients. While the Company enters into written agreements with its clients, such contracts are typically terminable between 30 and 90 days notice. Management believes a loss of any one of our significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on the Company’s business, financial condition and results of operations. The table below summarizes customers that individually comprise greater than 10% of the Company’s revenue.

	A	B	C
2001	*	19%	20%
2000	*	19%	16%
1999	17%	22%	23%

* Less than 10% in year presented

14.    COMMITMENTS AND CONTINGENCIES

Capitalized Leases

The Company has certain noncancelable leases to finance telephone equipment, copier equipment and software. The total capitalized cost of the assets subject to capital leases was approximately $2,681,000 and $2,623,000 with accumulated amortization of approximately $1,663,000 and $1,027,000 as of December 31, 2001 and 2000, respectively.

Other Lease Obligations

The Company leases office facilities and certain office equipment under cancelable and noncancelable operating lease agreements expiring at various dates through July 2015.

The Company leases office space under noncancelable operating leases. Rental expense, including amounts described above, consisting of minimum lease payments under noncancelable operating leases amounted to approximately $14,936,000, $13,713,000, and $8,591,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Portions of the Company’s space are sublet to other tenants under leases expiring during the next two years. For the years ended December 31, 2001, 2000 and 1999, the Company’s facility expenses were

DIGITAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

partially offset by tenant income of $800,000, $119,000, and $286,000, respectively. The future minimum rental payments required under capital and operating leases as of December 31, 2001 are as follows:

	Capital Leases	Operating Leases
2002	$708	$22,822
2003	284	23,300
2004	—	23,622
2005	—	23,501
2006	—	11,874
Thereafter	—	46,314

Total minimum rental payments required	992	$151,433

Less amount representing interest	(52)

Present value of net minimum lease payments	940
Less current maturities	662

Long-term obligations, capital lease	$278

Minimum payments have not been reduced by minimum sublease rentals of $8,036,000 due in the future under noncancelable subleases.

15.    LEGAL PROCEEDINGS

Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. The Company believes that the claims against it and its officers and directors are without merit and intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 26th, 2002.

DIGITAS INC.

By:	/s/ JEFFREY J. COTE
Jeffrey J. Cote Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To Digitas Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Digitas Inc. for the years ended December 31, 2001, 2000 and 1999 included in this Form 10-K and have issued our report thereon dated January 23, 2002.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the financial statements taken as a whole.

/s/	ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 23, 2002

DIGITAS

FINANCIAL STATEMENT SCHEDULE

Schedule II: Valuation and Qualifying Accounts
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Expense	Write-offs	Balance at End of Period
Year ended December 31, 1999	$741	$1,137	$825	$1,053
Year ended December 31, 2000	$1,053	$609	$243	$1,419
Year ended December 31, 2001	$1,419	$2,556	$1,766	$2,209

Accrued Restructuring	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2001	$—	$41,888	$22,328	$19,560

            POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Jeffrey J. Cote and Thomas M. Lemberg such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ DAVID W. KENNY David W. Kenny	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 26, 2002

/S/ JEFFREY J. COTE Jeffrey J. Cote	Chief Financial Officer (principal financial officer and principal accounting officer)	March 26, 2002

/S/ GREGOR S. BAILAR Gregor S. Bailar	Director	March 26, 2002

/S/ MICHAEL E. BRONNER Michael E. Bronner	Director	March 26, 2002

/S/ JOHN L. BUNCE, JR. John L. Bunce, Jr.	Director	March 26, 2002

/S/ ORIT GADIESH Orit Gadiesh	Director	March 26, 2002

/S/ PATRICK J. HEALY Patrick J. Healy	Director	March 26, 2002

/S/ PHILIP U. HAMMARSKJOLD Philip U. Hammarskjold	Director	March 26, 2002

/S/ ARTHUR KERN Arthur Kern	Director	March 26, 2002

INDEX TO EXHIBITS

Exhibit No.	Exhibits Index Title	Method Of Filing

2.1	Agreement and Plan of Merger between Between Bronner Slosberg Humphrey Co. and BSH Inc. dated December 19, 2001	Filed herewith

3.1	Amended and Restated Certificate of Incorporation of Digitas Inc.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

3.2	By-laws of Digitas Inc.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

4.1	Specimen certificate for shares of common stock, $.01 par value, of Digitas Inc.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.1	The Bronner Slosberg Humphrey Co., 1998 Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.2	The Bronner Slosberg Humphrey Co.; 1999 Option Plan	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.3	Form of 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.4	Form of 2000 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.5
Lease Agreement, dated as of May 31, 1995, by and between The Prudential Insurance Company of America and Bronner Slosberg Humphrey Inc. (including amendment numbers 1-6, each dated as of May 31, 1995)
Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.6	Seventh Amendment to Lease, dated as of March 29, 1999, by and between BP Prucenter Acquisition, LLC and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.7	Eight Amendment to Lease, dated as of July 30, 1999, by and between BP Prucenter Acquisition, LLC and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

Exhibit No.	Exhibits Index Title	Method Of Filing

10.8	Sublease, dated as of December 22, 1997, by and between EMI Entertainment World, Inc., and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.9	Sublease, dated as of March 22, 1999, by and between EMI Music, Inc. and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.10	Agreement of Sublease, dated as of April 29, 1999, by and between Warner Music Group Inc. and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.11	Agreement of Sublease, dated as of November 15, 1999, by and between Bill Communications, Inc. and Bronnercom, LLC	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.12
Sub-Sublease Agreement, dated as of June 5, 1998, by and between Strategic Interactive Group, Inc. and Allegiance Telecom, Inc. (including the termination of the Sub-Sublease Agreement, dated as of December 7, 1999)
Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.13
Sublease Agreement, dated as of August 21, 1997, by and among Tesseract Corporation; Strategic Interactive Group, Inc.; and Bronner Slosberg Humphrey Inc. (including the First Amendment, dated as of June 15, 1999)
Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.14	Lease Agreement, dated as of July 24, 2000, by and between M&S Balanced Property Fund, L.P. and Digitas Inc.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.15	Master Security Agreement, dated September 27, 2000, by and among Digitas LLC and Fleet Capital Corporation	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.16	Warrant Agreement, dated as of January 6, 1999, by and between Bronner Slosberg Humphrey Co. and Positano Partners Ltd.	Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.17	First Amendment to 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on April 3, 2001.

10.18	Employment Agreement, dated as of January 6, 1999, by and between David W. Kenny and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

2

Exhibit No.	Exhibits Index Title	Method Of Filing

10.19	Employment Agreement, dated as of January 6, 1999, by and between Michael Ward and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.20	Advertising Agreement, dated as of January 19, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey	Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.21	General Agreement, dated as of April 12, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey	Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.22	Advertising Agreement, dated as of April 12, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey (including the Agreement Amendment, dated as of May 12, 1999)	Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.23
Advertising/Marketing Agreement, dated as of October 11, 1995, by and between AT&T Communications, Inc.-Business Communications Services and Bronner Slosberg Humphrey Inc. (including the Agreement Amendment dated as of November 27, 1995)
Incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.24	Direct Marketing Agreement, dated as of July 24, 1997, by and between Cellular Telephone Company (d/b/a AT&T Wireless Services, Northeast Region) and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.25	Letter of Engagement, dated as of July 1, 1999, by and among AT&T Interactive Group, AT&T Corporation, and Strategic Interactive Group	Incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.26	Marketing & Advertising Services Agreement, dated as of January 1, 2000, by and between Bronnercom, LLC and General Motors Corporation	Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.27	Agreement 2000 Compensation, dated as of January 5, 2000, by and between General Motors Corporation, Oldsmobile Division and Bronnercom, LLC	Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.28	Advertising/Marketing Promotion Agency Agreement, dated as of October 1, 1997, by and between American Express Travel Related Services Company, Inc. and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

3

Exhibit No.	Exhibits Index Title	Method Of Filing

10.29	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.30
Ninth Amendment to Lease, dated as of February 24, 2000, by and between BP Prucenter Acquisition, LLC and Digitas LLC, formerly known as Bronnercom, LLC, formerly known as Bronner Slosberg Humphrey, LLC
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000

10.31	Tenth Amendment to Lease, dated as of April 20, 2000, by and between BP Prucenter Acquisition, LLC and Digitas LLC, formerly known as Bronnercom, LLC, formerly known as Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000

10.32	First Amendment to Office Lease, dated as of April 27, 2000, by and between Mosten Management Company, Inc. and Digitas LLC, formerly known as Bronnercom, LLC	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000

10.33	Copley Place Office Lease, dated as of March 3, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.34	First Amendment to Copley Place Office Lease, dated as of June 15, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.35	Second Amendment to Copley Place Office Lease, dated as of October 6, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.36	London Office Lease, dated as of July 27, 2000, by and between the Mayor and Commonality and Citizens of the City of London and Digitas (Europe) Inc. and Digitas Inc.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.37
Revolving Credit Agreement, dated as of July 25, 2000, by and among Digitas LLC (as borrower); The Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas, Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Co., and BSH Holding LLC (as guarantors)
Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.38	Amendment to Digitas LLC Employee Savings Plan effective January 1, 2002	Filed herewith

10.39	Amendment to Digitas LLC Employee Savings Savings Plan effective May 1, 2001	Filed herewith

4

Exhibit No.	Exhibits Index Title	Method Of Filing

10.40
Second Amendment to Revolving Credit Agreement, dated November 26, 2001, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas, Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Co., and BSH Holding LLC(as guarantors)
Filed herewith

16.1	Letter from PricewaterhouseCoopers LLP regarding change in accountant	Incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

21.1	Subsidiaries of Digitas Inc.	Filed herewith

23.1	Consent of Arthur Andersen LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page hereto

99.1	Letter to the Securities and Exchange Commission Pursuant to Temporary Note 3T	Filed herewith

5