Form 10-Q
period 2002-03-31
DIGITAS INC
filed 2002-05-15
CIK 1100885

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

617-867-1000
(Registrant’s Telephone Number, Including Area Code)

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

As of March 31, 2002 there were 62,294,098 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

FORM 10-Q

March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
Fee revenue	$49,558	$77,054
Pass-through revenue	19,431	29,829

Total revenue	68,989	106,883
Operating expenses:
Professional services costs	29,410	46,623
Pass-through expenses	19,431	29,829
Selling, general and administrative expenses	17,263	27,962
Stock-based compensation	2,077	3,475
Amortization of intangible assets	176	6,310

Total operating expenses	68,357	114,199
Income (loss) from operations	632	(7,316)
Other income (expense):
Interest income	220	662
Interest expense	(139)	(166)
Other miscellaneous income (expense)	(2)	4

Income (loss) before provision for income taxes	711	(6,816)
Provision for income taxes	—	(148)

Net income (loss)	$711	$(6,964)

Net income (loss) per share:
Basic	$0.01	$(0.12)
Diluted	$0.01	$(0.12)
Weighted-average common shares outstanding:
Basic	61,411	58,428
Diluted	70,456	58,428

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Data)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$52,803	$46,473
Accounts receivable, net of allowance for doubtful accounts of $2,104 and $2,209 at March 31, 2002 and December 31, 2001, respectively	29,867	35,685
Accounts receivable, unbilled	22,160	18,382
Other current assets	7,610	7,899

Total current assets	112,440	108,439
Fixed assets, net	37,347	40,625
Intangible assets, net	100,071	100,247
Other assets	2,338	2,269

Total assets	$252,196	$251,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,838	$14,091
Current portion of long-term debt	236	231
Billings in excess of cost and estimated earnings on uncompleted contracts	29,472	25,208
Accrued expenses	9,399	9,547
Accrued compensation	13,727	11,299
Accrued restructuring	9,945	10,010
Capital lease obligations	619	662

Total current liabilities	72,236	71,048
Long-term debt, less current portion	757	818
Capital lease obligation, long-term portion	127	278
Accrued restructuring, long-term	4,618	9,550

Total liabilities	77,738	81,694
Commitments
Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 62,294,098 and 60,857,083 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	623	608
Additional paid-in capital	348,530	345,909
Accumulated deficit	(156,631)	(157,342)
Cumulative foreign currency translation adjustment	(620)	(396)
Deferred compensation	(17,444)	(18,893)

Total shareholders’ equity	174,458	169,886

Total liabilities and shareholders’ equity	$252,196	$251,580

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$711	$(6,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,613	9,515
Gain on disposal of fixed assets	—	(4)
Stock-based compensation	2,077	3,475
Provision for doubtful accounts	—	253
Changes in operating assets and liabilities:
Accounts receivable	5,801	16,634
Accounts receivable, unbilled	(3,797)	(14,288)
Other current assets	277	(2,185)
Other assets	(85)	(58)
Accounts payable	(5,216)	3,007
Billings in excess of costs and estimated earnings on uncompleted contracts	4,285	(4,561)
Accrued expenses	(147)	(8,673)
Accrued compensation	2,429	(8,225)
Accrued restructuring	(4,996)	—
Other long-term liabilities	—	(4)

Net cash provided by (used in) operating activities	4,952	(12,078)
Cash flows from investing activities:
Purchase of fixed assets	(335)	(7,077)

Net cash used in investing activities	(335)	(7,077)
Cash flows from financing activities:
Principal payments under capital lease obligations	(192)	(161)
Payment of note payable, tenant allowances	(56)	(50)
Proceeds from issuance of common stock	2,008	986

Net cash provided by financing activities	1,760	775
Effect of exchange rate changes on cash and cash equivalents	(47)	9

Net increase (decrease) in cash and cash equivalents	6,330	(18,371)
Cash and cash equivalents, beginning of period	46,473	49,857

Cash and cash equivalents, end of period	$52,803	$31,486
Supplemental disclosure of cash flow information:
Cash paid for taxes	$673	$8,097
Cash paid for interest	110	114
Supplemental disclosures of non-cash investing and financing activities:
Assets acquired under capital lease obligations	—	58

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Digitas Inc. (the “Company”) in accordance with generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K for that period. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods presented. The results for these periods are not necessarily indicative of the results for any future reporting period, including the fiscal year.

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

Certain previously reported amounts have been reclassified to conform with the current period presentation. In addition, stock-based compensation for the three months ended March 31, 2001 has been adjusted from $3,122,000, as reported in the Company’s Form 10-Q for the period ended March 31, 2001, to $3,475,000 to properly reflect stock-based compensation expense for terminated employees.

2.    NET INCOME AND LOSS PER SHARE

Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

For the three months ended March 31, 2002, the share number used in computing diluted earnings per share includes the weighted average number of common shares outstanding plus 131,867,000 dilutive common equivalent shares outstanding, consisting of stock options and warrants.

For the three months ended March 31, 2001, the Company incurred a net loss; as a result, options and warrants totaling approximately 33,090,000 were not included in the computation of diluted net loss per share, as their effect would have been antidilutive.

3.    COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$711	$(6,964)
Change in cumulative foreign currency translation adjustment	(224)	(304)

Comprehensive income (loss)	$487	$(7,268)

DIGITAS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of comprehensive income are cumulative foreign currency translation adjustments of ($0.6) million and ($0.4) million at March 31, 2002 and December 31, 2001, respectively.

4.    RESTRUCTURING AND RELATED CHARGES

During fiscal 2001, the Company recorded restructuring expenses totaling $41.9 million, consisting of $16.7 million for workforce reduction and related costs and $25.2 million for the consolidation of facilities and abandonment of related leasehold improvements. These restructuring charges were taken to align the Company’s cost structure with changing market conditions and decreased demand for services.

During the three months ended March 31, 2002, the Company decreased its accrual for the consolidation of facilities and increased its accrual for workforce reduction and related costs by $1.3 million to better approximate remaining obligations related to restructuring activity. As a result of restructuring activity, which commenced in the second quarter of 2001, the Company has reduced its workforce by approximately 700 employees across all business functions and regions.

The following is a summary of restructuring activity since December 31, 2001:

	Accrued Restructuring at December 31, 2001	Restructure Charges/ (Changes in Estimates)	Cash Payments	Accrued Restructuring at March 31, 2002
Workforce reduction and related costs	$3,707	$1,328	$(2,687)	$2,348
Consolidation of facilities	15,853	(1,328)	(2,310)	12,215

Total	$19,560	$—	$(4,997)	$14,563

As of March 31, 2002, total remaining cash expenditures related to restructuring activities were $14.6 million. Approximately $3.8 million in cash expenditures are expected in the second quarter of 2002, and the remaining cash expenditures of approximately $10.8 million, primarily related to real estate rental obligations, are expected over the next four years.

The Company leases approximately 600,000 square feet of office space under various operating leases and has identified approximately 300,000 square feet as potential excess space. The Company recognized $25.2 million as exit costs during fiscal 2001. This represents the Company’s estimate of its expected obligations under the terms of the leases. In determining this estimate, the Company has evaluated its potential to sublease this excess space and its ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of its office space. The Company is actively pursuing and evaluating its alternatives and is monitoring its accruals on a quarterly basis to reflect recent developments and prevailing economic conditions in the real estate market. Due to significant uncertainty in the real estate markets and due to the amount of the Company’s excess office space, the ultimate resolution of these matters may result in a material increase in the Company’s restructuring accrual. As disclosed within management’s discussion of liquidity in this report, the Company’s obligations under its operating leases, net of sublease income under noncancelable subleases, are $130 million. Net obligations relating to the aforementioned potential excess space are $63 million.

5.    LEGAL PROCEEDINGS

Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and

DIGITAS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. The Company believes that the claims against it and its officers and directors are without merit and intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

6.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations in the scope of that Statement be accounted for using one method, the purchase method. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 has not had an impact on the Company’s financial position or its results of operations. In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” The Company adopted SFAS No. 142 effective January 1, 2002 and applied its provisions to goodwill and other intangible assets recognized in the financial statements on that date. The adoption of SFAS 142 resulted in an expense reduction of approximately $6.1 million in the three months ended March 31, 2002 over the same period a year ago. The Company did not incur any impairment to existing intangible assets or goodwill due to the initial application of SFAS NO. 142. The Company will assess goodwill and other intangible assets at least annually for any future impairment. The pro forma impact of discontinuing the amortization of goodwill is presented below.

	Three Months Ended March 31,
	2002	2001
Net income (loss) as reported	$711	$(6,964)
Add back: amortization of goodwill, net of taxes	—	6,134

Adjusted net income (loss)	711	(830)

Basic and diluted net income (loss) per share, as reported	$0.01	$(0.12)
Add back: amortization of goodwill, net of taxes	—	$0.11

Adjusted basic and diluted net income (loss) per share	$0.01	$(0.01)

In November 2001, the Emerging Issues Task Forces issued Topic D-103, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” Topic D-103 requires companies to report reimbursements received for out of pocket expenses incurred as a component of revenue in the statement of operations, effective January 1, 2002.

The Company has historically reported reimbursements received for out of pocket expenses incurred on a net basis as a reduction of expenses incurred. The Company’s interpretation of Topic D-103 is that the Company’s out of pocket expenses include pass-through expenses, which consist primarily of payments to vendors for media and production services and postage and travel-related expenses. Although the Company actively mitigates its credit risk related to pass-through expenses and its customers participate in the management of such vendor relationships, the Company is considered the primary obligor as the expenses are incurred.

Accordingly, during the three months ended March 31, 2002, the Company adopted Topic D-103. Prior periods have been reclassified to reflect this guidance. The effect of the accounting change was to increase revenue and expenses for the three months ended March 31, 2002 and 2001 by $19.4 million and $29.8 million, respectively. This accounting change had no effect on net income (loss), earnings (loss) per share, or cash from operations.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of Three Months Ended March 31, 2002 and 2001

Revenue.    Total net revenue for the three months ended March 31, 2002 decreased by $37.9 million, or 35%, to $69.0 million from $106.9 million for the same period in 2001. Total fee revenue for the three months ended March 31, 2002 decreased by $27.5 million, or 36%, to $49.6 million from $77.1 million for the same period in 2001. The decrease in revenue was attributable to the decline in demand for marketing and technology services that we believe are the result of continued economic uncertainty. While we currently believe that our revenue has stabilized, we remain cautious in our revenue outlook for the remainder of 2002, given the continued economic uncertainty and the resulting potential impact on demand for our services.

Some of our clients agree to give us performance based discretionary bonuses.    We recognize bonus revenue in the period that we are informed of the bonus award. Contractually we are informed of those bonuses in the first two quarters of each fiscal year and, accordingly, expect that our revenue in those quarters will be positively impacted compared to the subsequent two quarters.

The Company attempts to limit its concentration of credit risk by securing well-known clients.    While the Company enters into written agreements with its clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended March 31, 2002, our three largest clients accounted for approximately 52% of our revenue and our largest client accounted for approximately 21% of our revenue. Management believes a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Professional services costs.    Professional service costs for the three-month period ended March 31, 2002 decreased $17.2 million, or 37%, to $29.4 million from $46.6 million in the same period of 2001. Professional services costs represented 59% of fee revenue in the three months ended March 31, 2002 as compared to 60% of fee revenue in the same period of 2001. The decrease in professional services costs, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented during the second and third quarters of 2001. We believe that the rate of our professional services costs for 2002 will approximate that for the first quarter of 2002. Pass-through expenses for the three-month period ended March 31, 2002 decreased $10.4 million, or 35%, to $19.4 million from $29.8 million in the same period of 2001. The decrease in pass-through expenses was attributable to the decline in demand for marketing and technology services that we believe are the result of continued economic uncertainty.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the three months ended March 31, 2002 decreased $10.7 million, or 38%, to $17.3 million from $28.0 million in the same period of 2001. As a percentage of fee revenue, selling, general and administrative expenses decreased to 35% of revenue in the three months ended March 31, 2002 from 36% of revenue in the same period of 2001. The decrease in selling, general and administrative expenses, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented during the second and third quarters of 2001. We believe that the rate of our selling, general and administrative expenses will remain consistent with the first quarter of 2002.

Stock-based compensation.    Stock-based compensation consists of noncash compensation arising from stock options granted to employees in prior periods at exercise prices below the estimated fair market value of the related common stock on the grant date. Stock-based compensation for the three months ended March 31, 2002 decreased $1.4 million, or 40%, to $2.1 million from $3.5 million in the same period of 2001. The decrease is due to the cancellation of options prior to their vesting dates in connection with restructuring activity. The Company has not granted or repurchased any options at a price below the estimated fair market value subsequent to the initial public offering in March 2000.

Amortization of intangible assets.    Amortization of intangible assets for the three months ended March 31, 2002 decreased $6.1 million, or 97%, to $0.2 million from $6.3 million for the three months ended March 31, 2001. The decrease is due to the adoption of SFAS No. 142, which became effective January 1, 2002. The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recognized in the financial statements at that date.

Restructured Real estate.    The Company leases approximately 600,000 square feet of office space under various operating leases and has identified approximately 300,000 square feet as potential excess space. In determining expected obligations under the terms of its leases, the Company has evaluated its potential to sublease this excess space and its ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of its office space. The Company is actively pursuing and evaluating its alternatives and is monitoring its accruals on a quarterly basis to reflect recent developments and prevailing economic conditions in the real estate market. Due to significant uncertainty in the real estate markets and due to the amount of the Company’s excess office space, the ultimate resolution of these matters may result in a material increase in the Company’s restructuring accrual. As disclosed within management’s discussion of liquidity in this report, the Company’s obligations under its operating leases, net of sublease income under noncancelable subleases, are $130 million. Net obligations relating to the aforementioned potential excess space are $63 million.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations.

Cash and cash equivalents increased from $46.5 million at the end of 2001 to $52.8 million as of March 31, 2002. Cash provided by operations for the three month period ended March 31, 2002 was $5.0 million, resulting from improved cash collections and prepayments from customers offset by payments for restructuring charges and vendor payments. Cash used in investing activities for the three month period ended March 31, 2002 was $0.3 million, consisting of capital expenditures primarily relating to computer equipment purchases. Cash provided by financing activities for the three month period ended March 31, 2002 was $1.8 million, consisting primarily of proceeds from the issuance of common stock through the Company’s employee stock purchase plan and upon the exercise of stock options.

At March 31, 2002, the Company had no borrowings under the revolving credit facility and approximately $11.9 million outstanding under standby letters of credit, leaving approximately $8.1 million available for future borrowings.

The following table summarizes all contractual cash commitments of the Company as of March 31, 2002. (Note: interest expense is included in payments due by period where applicable and minimum sublease income of $16.2 million due in the future under noncancelable subleases is excluded.)

	Remaining Payments Due
	Total	2002	2003-2004	2005-2006	2007 and thereafter
	(in millions)
Notes payable, tenant allowances	$1.1	$0.2	$0.6	$0.3	$—
Capital lease obligations	0.8	0.5	0.3	—	—
Operating leases	145.9	17.3	46.9	35.4	46.3

Total obligations	$147.8	$18.0	$47.8	$35.7	$46.3

The Company believes that at current revenue projections, it will continue to generate cash from operations. Our liquidity position is significantly dependent upon our generating cash from operations in line with current expectations. We believe that cash from operations combined with current cash and cash equivalents and funds available under the credit facility is sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months.

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In particular, any statements contained herein regarding expectations with respect to our future revenues and profitability are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Those factors include, without limitation, client demand for our services, a continued economic recession or downturn, continued uncertainty regarding an economic recovery, competitive factors in the market and our ability to effectively manage our size and our client relationships, among other factors. In some instances, you can identify forward-looking statements by the fact that they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. A further review of the risks and uncertainties potentially impacting our future performance can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

By:	/s/ DAVID W. KENNY
David W. Kenny Director, Chairman and Chief Executive Officer

Date: May 15, 2002

By:	/s/ JEFFREY J. COTE
Jeffrey J. Cote Executive Vice President and Chief Financial Officer
Date: May 15, 2002