Form 10-Q
period 2002-06-30
DIGITAS INC
filed 2002-08-09
CIK 1100885

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of July 31, 2002 there were 63,056,850 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Fee revenue	$50,245	$60,474	$99,803	$137,528
Pass-through revenue	24,010	29,050	43,441	58,879

Total revenue	74,255	89,524	143,244	196,407
Operating expenses:
Professional services costs	29,281	43,576	58,691	90,199
Pass-through expenses	24,010	29,050	43,441	58,879
Selling, general and administrative expenses	16,958	26,522	34,221	54,484
Restructuring expenses	—	16,893	—	16,893
Stock-based compensation	2,084	2,267	4,161	5,742
Amortization of intangible assets	177	6,310	353	12,620

Total operating expenses	72,510	124,618	140,867	238,817
Income (loss) from operations	1,745	(35,094)	2,377	(42,410)
Other income (expense):
Interest income	215	287	435	949
Interest expense	(144)	(110)	(283)	(276)
Other miscellaneous income	20	4	18	8

Income (loss) before provision for income taxes	1,836	(34,913)	2,547	(41,729)
Provision for income taxes	—	—	—	(148)

Net income (loss)	$1,836	$(34,913)	$2,547	$(41,877)

Net income (loss) per share:
Basic	$0.03	$(0.59)	$0.04	$(0.71)
Diluted	$0.03	$(0.59)	$0.04	$(0.71)
Weighted-average common shares outstanding:
Basic	62,505	59,185	61,961	58,807
Diluted	70,360	59,185	70,422	58,807

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$56,356	$46,473
Accounts receivable, net of allowance for doubtful accounts of $1,462 and $2,209 at June 30, 2002 and December 31, 2001, respectively	29,383	35,685
Accounts receivable, unbilled	22,538	18,382
Other current assets	2,195	7,899

Total current assets	110,472	108,439
Fixed assets, net	34,513	40,625
Intangible assets, net	99,894	100,247
Other assets	2,254	2,269

Total assets	$247,133	$251,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,733	$14,091
Current portion of long-term debt	242	231
Billings in excess of cost and estimated earnings on uncompleted contracts	26,739	25,208
Accrued expenses	8,409	9,547
Accrued compensation	10,192	11,299
Accrued restructuring	5,704	10,010
Capital lease obligations	529	662

Total current liabilities	62,548	71,048
Long-term debt, less current portion	694	818
Capital lease obligation, long-term portion	60	278
Accrued restructuring, long-term	4,597	9,550

Total liabilities	67,899	81,694
Commitments
Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 62,584,415 and 60,857,083 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	626	608
Additional paid-in capital	348,388	345,909
Accumulated deficit	(154,795)	(157,342)
Cumulative foreign currency translation adjustment	(392)	(396)
Deferred compensation	(14,593)	(18,893)

Total shareholders’ equity	179,234	169,886

Total liabilities and shareholders’ equity	$247,133	$251,580

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,547	$(41,877)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,147	19,553
Gain on disposal of fixed assets	—	(8)
Stock-based compensation	4,161	5,742
Provision for doubtful accounts	—	1,051
Non-cash restructuring expenses	—	12,711
Changes in operating assets and liabilities:
Accounts receivable	6,365	14,834
Accounts receivable, unbilled	(4,095)	236
Other current assets	5,715	(1,654)
Other assets	(17)	(488)
Accounts payable	(3,369)	7,043
Billings in excess of costs and estimated earnings on uncompleted contracts	1,495	(8,900)
Accrued expenses	(1,208)	(8,336)
Accrued compensation	(1,109)	(6,947)
Accrued restructuring	(9,258)	—
Other long-term liabilities	—	(8)

Net cash provided by (used in) operating activities	8,374	(7,048)
Cash flows from investing activities:
Purchase of fixed assets	(645)	(12,562)

Net cash used in investing activities	(645)	(12,562)
Cash flows from financing activities:
Principal payments under capital lease obligations	(351)	(239)
Payment of note payable, tenant allowances	(113)	(102)
Proceeds from issuance of common stock	2,682	3,249
Repurchase of common stock	(45)	—

Net cash provided by financing activities	2,173	2,908
Effect of exchange rate changes on cash and cash equivalents	(19)	(101)

Net increase (decrease) in cash and cash equivalents	9,883	(16,803)
Cash and cash equivalents, beginning of period	46,473	49,857

Cash and cash equivalents, end of period	$56,356	$33,054
Supplemental disclosure of cash flow information:
Cash paid for taxes	$673	$8,097
Cash paid for interest	237	206
Supplemental disclosures of non-cash investing and financing activities:
Assets acquired under capital lease obligations	—	58

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Digitas Inc. (the “Company”) in accordance with generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K for that period. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods presented. The results for these periods are not necessarily indicative of the results for any future reporting period, including the fiscal year. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from these estimates.

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

Certain previously reported amounts have been reclassified to conform with the current period presentation. In addition, stock-based compensation for the three and six months ended June 30, 2001 have been adjusted from $898,000 and $4,020,000, respectively, as reported in the Company’s Form 10-Q for the period June 30, 2001, to $2,267,000 and $5,742,000, respectively, to properly reflect stock-based compensation expense for terminated employees.

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

For the three and six months ended June 30, 2002, the share numbers used in computing diluted earnings per share include the weighted average number of common shares outstanding plus 7,855,000 and 8,461,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants.

For the three and six months ended June 30, 2001, the Company incurred net losses; as a result, options and warrants totaling approximately 32,679,000 were not included in the computation of diluted net loss per share for either period, as their effect would have been antidilutive.

3.    COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$1,836	$(34,913)	$2,547	$(41,877)
Change in cumulative foreign currency translation adjustment	228	(290)	4	(594)

Comprehensive income (loss)	$2,064	$(35,203)	$2,551	$(42,471)

The components of comprehensive income are cumulative foreign currency translation adjustments of ($0.4) million at June 30, 2002 and at December 31, 2001.

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

The following is a summary of restructuring activity since December 31, 2001:

	Accrued Restructuring at December 31, 2001	Restructure Charges/ (Changes in Estimates)	Cash Payments	Accrued Restructuring at March 31, 2002	Cash Payments	Accrued Restructuring at June 30, 2002
Workforce reduction and related costs	$3,707	$1,328	$(2,687)	$2,348	$(1,858)	$490
Consolidation of facilities	15,853	(1,328)	(2,310)	12,215	(2,404)	9,811

Total	$19,560	$—	$(4,997)	$14,563	$(4,262)	$10,301

As of June 30, 2002, total remaining cash expenditures related to restructuring activities were $10.3 million. Approximately $2.2 million in cash expenditures are expected in the third quarter of 2002, and the remaining cash expenditures of approximately $8.1 million, primarily related to real estate rental obligations, are expected over the next eight years.

The Company leases approximately 600,000 square feet of office space under various operating leases and has identified approximately 300,000 square feet as potential excess space. The Company recognized $25.2 million as exit costs during fiscal 2001. This represented the Company’s estimate of its expected obligations under the terms of the leases. In determining this estimate, the Company evaluated its potential to sublease this excess space and its ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of its office space. The Company is actively pursuing and evaluating its alternatives and is monitoring its accruals on a quarterly basis to reflect recent developments and prevailing economic conditions in the real estate markets in which the Company leases office space. Due to significant uncertainty in those real estate markets and due to the amount of the Company’s excess office space, the ultimate resolution of these matters may result in a material increase in the Company’s restructuring accrual. Accordingly, the Company continues to pursue sublease opportunities and lease renegotiation activities. However the potential exists that the Company will be unable to dispose of its excess space within the original estimates. This may require an additional restructuring charge of up to $35 million in the third quarter of 2002. As disclosed within management’s discussion of liquidity in this report, the Company’s obligations under its operating leases, net of sublease income under noncancelable subleases, are $125 million. Net obligations relating to the aforementioned potential excess space are $60 million.

5.    STOCK REPURCHASE PROGRAM

In June 2002, the Board of Directors authorized the repurchase of up to $20 million of common stock under its common stock repurchase program. As of June 30, the Company had repurchased approximately 11,500 shares of common stock at an average price of $3.94 per share for an aggregate purchase price of approximately $45,100.

6.    LEGAL PROCEEDINGS

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

7.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations in the scope of that Statement be accounted for using one method, the purchase method. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 has not had an impact on the Company’s financial position or its results of operations. In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” The Company adopted SFAS No. 142 effective January 1, 2002 and applied its provisions to goodwill and other intangible assets recognized in the financial statements on that date. The adoption of SFAS 142 resulted in an expense reduction of approximately $6.1 million and $12.2 million in the three and six months ended June 30, 2002, respectively, compared to the same periods during the prior year. The Company did not incur any impairment to existing intangible assets or goodwill due to the initial application of SFAS NO. 142. The Company will assess goodwill and other intangible assets at least annually for any future impairment. The pro forma impact of discontinuing the amortization of goodwill is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss) as reported	$1,836	$(34,913)	$2,547	$(41,877)

Add back: amortization of goodwill, net of taxes	—	6,133	—	12,267

Adjusted net income (loss)	1,836	(28,780)	2,547	(29,610)

Basic and diluted net income (loss) per share, as reported	$0.03	$(0.59)	$0.04	$(0.71)
Add back: amortization of goodwill, net of taxes	—	$0.10	—	$0.21

Adjusted basic and diluted net income (loss) per share	$0.03	$(0.49)	$0.04	$(0.50)

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

Accordingly, during the three months ended March 31, 2002, the Company adopted Topic D-103. Prior periods have been reclassified to reflect this guidance. The effect of the accounting change was to increase revenue for the three months ended June 30, 2002 and 2001 by $24.0 million and $29.0 million, respectively, and for the six months ended June 30, 2002 and 2001 by $43.4 million and $58.9 million, respectively, with an equivalent increase in expenses for each of those periods. This accounting change had no effect on net income (loss), earnings (loss) per share, or cash from operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It also resolves significant implementation issues related to SFAS No. 121. The provisions of this Statement are effective for fiscal years starting after December 15, 2001, including interim periods in those fiscal years. The adoption of SFAS No. 144 did not have a material impact on the financial position or net income of the Company for the three or six months ended June 30, 2002.

8.    SUBSEQUENT EVENT

In July 2002, the Board of Directors resolved to vacate its current Miami and Salt Lake City facilities. The Company expects to depart from these facilities no later than December 31, 2002. As a result of this action, leasehold improvements between $2 and $3 million would be considered impaired under the terms of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company expects to record a restructuring charge in the third quarter of 2002 for costs related to existing these facilities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of Three Months Ended June 30, 2002 and 2001

Revenue.    Total net revenue for the three months ended June 30, 2002 decreased by $15.3 million, or 17%, to $74.2 million from $89.5 million for the same period in 2001. Total fee revenue for the three months ended June 30, 2002 decreased by $10.2 million, or 17%, to $50.2 million from $60.4 million for the same period in 2001. The decrease in revenue was attributable to the decline in demand for marketing and technology services that we believe is the result of continued economic uncertainty. While we currently believe that our revenue has stabilized, we remain cautious in our revenue outlook for the remainder of 2002, given the continued economic uncertainty and the resulting potential impact on demand for our services.

Some of our clients agree to give us performance based discretionary bonuses. We recognize bonus revenue in the period that we are informed of the bonus award. Contractually we are informed of those bonuses in the first two quarters of each fiscal year and, accordingly, expect that our revenue in those quarters will be positively impacted compared to the subsequent two quarters.

We attempt to limit our concentration of credit risk by securing well-known clients. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended June 30, 2002, our three largest clients accounted for approximately 52% of our revenue and our largest client accounted for approximately 22% of our revenue. Management believes a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition, and results of operations.

Professional services costs.    Professional services costs for the three months ended June 30, 2002 decreased $14.3 million, or 33%, to $29.3 million from $43.6 million in the same period of 2001. Professional services costs represented 58% of fee revenue in the three months ended June 30, 2002 as compared to 72% of fee revenue in the same period of 2001. The decrease in professional services costs, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented during the second and third quarters of 2001. We believe that the rate of our professional services costs for the third and fourth quarters of 2002 will approximate that for the second quarter of 2002. Pass-through expenses for the three-month period ended June 30, 2002 decreased $5.0 million, or 17%, to $24.0 million from $29.0 million in the same period of 2001. The decrease in pass-through expenses was attributable to the decline in demand for marketing and technology services that we believe are the result of continued economic uncertainty.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the three months ended June 30, 2002 decreased $9.5 million, or 36%, to $17.0 million from $26.5 million in the same period of 2001. As a percentage of fee revenue, selling, general and administrative expenses decreased to 34% of revenue in the three months ended June 30, 2002 from 44% of revenue in the same period of 2001. The decrease in selling, general and administrative expenses, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented during the second and third quarters of 2001. We believe that the rate of our selling, general and administrative expenses the third and fourth quarters of 2002 will remain consistent with the second quarter of 2002.

Stock-based compensation.    Stock-based compensation consists of noncash compensation arising from stock options granted to employees in prior periods at exercise prices below the estimated fair market value of the related common stock on the grant date. Stock-based compensation for the three months ended June 30, 2002 decreased $0.2 million, or 8%, to $2.1 million from $2.3 million in the same period of 2001. The decrease is due to the cancellation of options prior to their vesting dates in connection with restructuring activity and normal attrition. We have not granted or repurchased any options at a price below the estimated fair market value subsequent to the initial public offering in March 2000.

Amortization of intangible assets.    Amortization of intangible assets for the three months ended June 30, 2002 decreased $6.1 million, or 97%, to $0.2 million from $6.3 million for the three months ended June 30, 2001. The decrease is due to the adoption of SFAS No. 142, which became effective January 1, 2002. The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recorded in the financial statements at that date.

Restructured Real estate.    We lease approximately 600,000 square feet of office space under various operating leases and have identified approximately 300,000 square feet as potential excess space. In determining expected obligations under the terms of our leases, we have evaluated our potential to sublease this excess space and our ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of our office space. We are actively pursuing and evaluating our alternatives and are monitoring our accruals on a quarterly basis to reflect recent developments and prevailing economic conditions in the real estate markets in which we lease office space. Due to significant uncertainty in those real estate markets and due to the amount of our excess office space, the ultimate resolution of these matters may result in a material increase in our restructuring accrual. Accordingly, we continue to pursue sublease opportunities and lease renegotiation activities. However the potential exists that we will be unable to dispose of our excess space within the original estimates. This may require an additional restructuring charge of up to $35 million in the third quarter of 2002. As disclosed within management’s discussion of liquidity in this report, our obligations under our operating leases, net of sublease income under noncancelable subleases, are $125 million. Net obligations relating to the aforementioned potential excess space are $60 million.

Comparison of six months ended June 30, 2002 and 2001

Revenue.    Total net revenue for the six months ended June 30, 2002 decreased by $53.2 million, or 27%, to $143.2 million from $196.4 million for the same period in 2001. Total fee revenue for the six months ended June 30, 2002 decreased by $37.7 million, or 27%, to $99.8 million from $137.5 million for the same period in 2001. The decrease in revenue was attributable to the decline in demand for marketing and technology services that we believe are the result of continued economic uncertainty.

For the six months ended June 30, 2002, our three largest clients accounted for approximately 52% of our revenue and our largest client accounted for approximately 22% of our revenue. Management believes a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition, and results of operations.

Professional services costs.    Professional services costs for the six months ended June 30, 2002 decreased $31.5 million, or 35%, to $58.7 million from $90.2 million in the same period of 2001. Professional services costs represented 59% of fee revenue in the six months ended June 30, 2002 as compared to 66% of fee revenue in the same period of 2001. The decrease in professional services costs, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented during the second and third quarters of 2001. Pass-through expenses for the six months ended June 30, 2002 decreased $15.4 million, or 26%, to $43.4 million from $58.9 million in the same period of 2001. The decrease in pass-through expenses was attributable to the decline in demand for marketing and technology services that we believe are the result of continued economic uncertainty.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the six months ended June 30, 2002 decreased $20.3 million, or 37%, to $34.2 million from $54.5 million in the same period of 2001. As a percentage of fee revenue, selling, general and administrative expenses decreased to 34% of revenue in the six months ended June 30, 2002 from 40% of revenue in the same period of 2001. The decrease in selling, general and administrative expenses, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented during the second and third quarters of 2001.

Stock-based compensation.    Stock-based compensation consists of noncash compensation arising from stock options granted to employees in prior periods at exercise prices below the estimated fair market value of the related common stock on the grant date. Stock-based compensation for the six months ended June 30, 2002 decreased $1.5 million, or 26%, to $4.2 million from $5.7 million in the same period of 2001. The decrease is due to the cancellation of options prior to their vesting dates in connection with restructuring activity and normal attrition. We have not granted or repurchased any options at a price below the estimated fair market value subsequent to the initial public offering in March 2000.

Amortization of intangible assets.    Amortization of intangible assets for the six months ended June 30, 2002 decreased $12.2 million, or 97%, to $0.4 million from $12.6 million for the six months ended June 30, 2001. The decrease is due to the adoption of SFAS No. 142, which became effective January 1, 2002. The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recorded in the financial statements at that date.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations.

Cash and cash equivalents increased from $46.5 million at the end of 2001 to $56.4 million as of June 30, 2002. Cash provided by operations for the six months ended June 30, 2002 was $8.4 million, resulting from improved cash collections and prepayments from customers in conjunction with the receipt of a federal income tax refund, offset by payments for restructuring charges and vendor payments. Cash used in investing activities for the six months ended June 30, 2002 was $0.6 million, consisting of capital expenditures primarily relating to computer equipment purchases. Cash provided by financing activities for the six months ended June 30, 2002 was $2.1 million, consisting primarily of proceeds from the issuance of common stock through the Company’s employee stock purchase plan and upon the exercise of stock options.

At June 30, 2002, the Company had no borrowings under its revolving credit facility and approximately $11.9 million outstanding under standby letters of credit, leaving approximately $8.1 million available for future borrowings.

The following table summarizes all contractual cash commitments of the Company as of June 30, 2002. (Note: interest expense is included in payments due by period where applicable and minimum sublease income of $16.9 million due in the future under noncancelable subleases is excluded.)

	Remaining Payments Due (in millions)
	Total	2002	2003– 2004	2005– 2006	2007 and thereafter
Notes payable, tenant allowances	$1.1	$0.2	$0.6	$0.3	$—
Capital lease obligations	0.6	0.3	0.3	—	—
Operating leases	141.5	11.6	47.1	35.6	47.2

Total obligations	$143.2	$12.1	$48.0	$35.9	$47.2

The Company expects that at current revenue projections, it will continue to generate cash from operations. Our liquidity position is significantly dependent upon our generating cash from operations in line with current expectations. We believe that cash from operations combined with current cash and cash equivalents and funds available under the credit facility is sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months.

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In some instances, you can identify forward-looking statements by the fact that they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, any statements contained herein regarding expectations with respect to our future revenues and profitability and our restructuring of real estate are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Those factors include, without limitation, client demand for our services, a continued economic recession or downturn, costs associated with restructuring our real estate obligations, our ability to sublease or renegotiate terms for our excess office space, continued uncertainty regarding an economic recovery, competitive factors in the market and our ability to effectively manage our size and our client relationships, among other factors. A further review of the risks and uncertainties potentially impacting our future performance can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item

PART II.    OTHER INFORMATION

Item 2.    Legal Proceedings

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 16, 2002. There was no solicitation in opposition to management’s nominee for director as listed in the Company’s proxy statement and such nominee was elected as a Class II director for a three-year term. The result of the vote was as follows:

Election of Class II Director:

	FOR	WITHHELD
Patrick J. Healy	55,339,436	1,498,113

There were no abstentions or broker non-votes applicable to the election of the director. The following other directors have terms as director that continue after the meeting: John L. Bunce, David W. Kenny, Arthur Kern, Gregor S. Bailar, Michael E. Bronner, and Philip U. Hammarskjold.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

Current Report on Form 8-K, filed April 2, 2002, announcing change in Company’s independent public accountants

Current Report on Form 8-K, filed June 13, 2002, announcing that the Board of Directors approved a common stock repurchase program

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

By:	/s/ DAVID W. KENNY
David W. Kenny Director, Chairman and Chief Executive Officer

Date: August 9, 2002

By:	/s/ JEFFREY J. COTE
Jeffrey J. Cote Executive Vice President and Chief Financial Officer

Date: August 9, 2002