Form 10-Q
period 2002-09-30
DIGITAS INC
filed 2002-11-13
CIK 1100885

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 000-29723

DIGITAS INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3494311
(State or Other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Prudential Tower	02199
800 Boylston Street, Boston, Massachusetts (Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2002 there were 62,748,419 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.
Form 10-Q
September 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIGITAS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Fee revenue	$52,721	$51,033	$152,524	$188,561
Pass-through revenue	32,798	21,241	76,239	80,120

Total revenue	85,519	72,274	228,763	268,681

Operating expenses:
Professional services costs	30,959	38,766	89,650	128,965
Pass-through expenses	32,798	21,241	76,239	80,120
Selling, general and administrative expenses	16,878	23,702	51,099	78,186
Restructuring expenses	47,114	24,995	47,114	41,888
Stock-based compensation	2,066	3,430	6,227	9,172
Amortization of intangible assets	176	6,309	529	18,929

Total operating expenses	129,991	118,443	270,858	357,260

Income (loss) from operations	(44,472)	(46,169)	(42,095)	(88,579)

Other income (expense):
Interest income	266	268	701	1,217
Interest expense	(137)	(108)	(420)	(384)
Other miscellaneous income	—	91	18	99

Income (loss) before provision for income taxes	(44,343)	(45,918)	(41,796)	(87,647)
Provision for income taxes	(200)	—	(200)	(148)

Net income (loss)	$(44,543)	$(45,918)	$(41,996)	$(87,795)

Net income (loss) per share:
Basic	$(0.71)	$(0.77)	$(0.67)	$(1.48)
Diluted	$(0.71)	$(0.77)	$(0.67)	$(1.48)

Weighted-average common shares outstanding:
Basic	62,833	59,899	62,255	59,175
Diluted	62,833	59,899	62,255	59,175

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$59,213	$46,473
Accounts receivable, net of allowance for doubtful accounts of $1,455 and $2,209 at September 30, 2002 and December 31, 2001, respectively	32,528	35,685
Accounts receivable, unbilled	23,984	18,382
Other current assets	2,403	7,899

Total current assets	118,128	108,439
Fixed assets, net	31,849	40,625
Intangible assets, net	99,718	100,247
Other assets	1,926	2,269

Total assets	$251,621	$251,580

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,093	$14,091
Current portion of long-term debt	248	231
Billings in excess of cost and estimated earnings on uncompleted contracts	23,859	25,208
Accrued expenses	8,891	9,547
Accrued compensation	13,876	11,299
Accrued restructuring	10,626	10,010
Capital lease obligations	413	662

Total current liabilities	71,006	71,048
Long-term debt, less current portion	629	818
Capital lease obligation, long-term portion	—	278
Accrued restructuring, long-term	43,289	9,550

Total liabilities	114,924	81,694

Commitments

Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at September 30, 2002 and December 31, 2001	–	–
Common shares, $.01 par value per share, 175,000,000 shares authorized; 62,725,850 and 60,857,083 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	627	608
Additional paid-in capital	347,393	345,909
Accumulated deficit	(199,338)	(157,342)
Cumulative foreign currency translation adjustment	(256)	(396)
Deferred compensation	(11,729)	(18,893)

Total shareholders’ equity	136,697	169,886

Total liabilities and shareholders’ equity	$251,621	$251,580

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(41,996)	$(87,795)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,800	29,644
Gain on disposal of fixed assets	—	(49)
Stock-based compensation	6,227	9,172
Provision for doubtful accounts	—	1,556
Non-cash restructuring expenses	46,993	34,271
Changes in operating assets and liabilities:
Accounts receivable	3,213	19,275
Accounts receivable, unbilled	(5,499)	8,744
Other current assets	5,536	(1,080)
Other assets	295	(197)
Accounts payable	(1,022)	6,219
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,399)	(5,875)
Accrued expenses	(737)	(7,529)
Accrued compensation	2,578	(6,221)
Accrued restructuring	(11,585)	—
Other long-term liabilities	—	(31)

Net cash provided by operating activities	12,404	104

Cash flows from investing activities:
Purchase of fixed assets	(1,445)	(14,716)

Net cash used in investing activities	(1,445)	(14,716)

Cash flows from financing activities:
Principal payments under capital lease obligations	(526)	(392)
Payment of note payable, tenant allowances	(172)	(155)
Proceeds from issuance of common stock	3,544	3,810
Repurchase of common stock	(1,104)	—

Net cash provided by financing activities	1,742	3,263
Effect of exchange rate changes on cash and cash equivalents	39	(85)

Net increase (decrease) in cash and cash equivalents	12,740	(11,434)
Cash and cash equivalents, beginning of period	46,473	49,857

Cash and cash equivalents, end of period	$59,213	$38,423

Supplemental disclosure of cash flow information:
Cash paid for taxes	$673	$8,097
Cash paid for interest	435	296
Supplemental disclosures of non-cash investing and financing activities:
Assets acquired under capital lease obligations	—	58

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

Monetary assets and liabilities of the Company’s foreign branch are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historical exchange rates. Income and expenses are remeasured at the average exchange rate for the period. Transaction gains and losses are reflected in selling, general and administrative expenses in the statement of operations.

Certain previously reported amounts have been reclassified to conform with the current period presentation. In addition, stock-based compensation for the three and nine months ended September 30, 2001 have been adjusted from $2,324,000 and $6,344,000, respectively, as reported in the Company’s Form 10-Q for the period September 30, 2001, to $3,430,000 and $9,172,000, respectively, to properly reflect stock-based compensation expense for terminated employees.

2.    NET INCOME AND LOSS PER SHARE

Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” SFAS No. 128 requires both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

For the three and nine months ended September 30, 2002 and 2001, the Company incurred net losses; as a result, options and warrants totaling approximately 31,582,000 and 32,350,000, as of September 30, 2002 and 2001 respectively, were not included in the computations of diluted net loss per share, as their effects would have been antidilutive.

3.    COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(44,543)	$(45,918)	$(41,996)	$(87,795)
Change in cumulative foreign currency translation adjustment	136	1	140	(593)

Comprehensive income (loss)	$(44,407)	$(45,917)	$(41,856)	$(88,388)

The components of other comprehensive income are cumulative foreign currency translation adjustments of ($0.3) and ($0.4) million at September 30, 2002 and at December 31, 2001, respectively.

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

During the three months ended March 31, 2002, the Company decreased its accrual for the consolidation of facilities by $1.3 million and increased its accrual for workforce reduction and related costs by $1.3 million to better approximate remaining obligations related to restructuring activity.

During the three months ended September 30, 2002, the Company recorded restructuring expenses totaling $47.1 million, consisting of $2.0 million for workforce reduction and related costs and $45.1 million for the consolidation of facilities and abandonment of related leasehold improvements.

As a result of all restructuring activity, which commenced in the second quarter of 2001, the Company has reduced its workforce by approximately 700 employees across all business functions and regions.

The following is a summary of restructuring activity since December 31, 2001:

	Workforce Reduction and Related Costs	Consolidation of Facilities	Total
Accrued Restructuring at December 31, 2001	$3,707	$15,853	$19,560
Restructure Charges/(Changes in Estimates)	1,328	(1,328)	—
Cash Payments/Usage	(2,687)	(2,310)	(4,997)

Accrued Restructuring at March 31, 2002	2,348	12,215	14,563
Cash Payments/Usage	(1,858)	(2,404)	(4,262)

Accrued Restructuring at June 30, 2002	490	9,811	10,301
Restructuring Charges	1,984	45,130	47,114
Cash Payments/Usage	(620)	(2,880)	(3,500)

Accrued Restructuring at September 30, 2002	1,854	52,061	53,915

The Company leases approximately 600,000 square feet of office space under various operating leases and has identified approximately 300,000 square feet of that space as excess space. During fiscal year 2001, the Company recognized $25.2 million in real estate related charges. This represented the Company’s estimate of its future obligations under the terms of the leases for the excess space less anticipated income from subleasing activities. In determining this estimate, the Company evaluated its potential to sublease this excess space and its ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of its office space.

During the three months ended September 30, 2002, the Company determined that it would be unable to dispose of its excess office space in Boston, New York and San Francisco within its original assumptions. As a result, the Company recorded a restructuring expense of $40.5 million to reflect the revised estimate of its expected future obligations under the terms of these leases less anticipated income from subleasing activities. The change in estimate is related to changes in estimated future sublease rates and terms. These sublease estimates, which were made in connection with the Company’s real estate advisers, are based on current and projected conditions in the real estate and economic markets in which the Company has excess office space. In addition, the Company recorded restructuring expenses of $4.6 million for costs related to the closure of its Miami and Salt Lake City facilities, which are included in the 300,000 square feet of excess space.

The Company continues to actively pursue and evaluate its alternatives and is monitoring its restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which it leases office space. The Company’s future obligations under its operating leases, net of expected sublease income under existing noncancelable subleases, are $118 million. The Company’s future obligations relating to the aforementioned excess space net of expected sublease income are $56 million.

As of September 30, 2002, total remaining cash expenditures related to restructuring activities were $44.8 million. Approximately $2.8 million in cash expenditures are expected in the fourth quarter of 2002, and the remaining cash expenditures of approximately $42.0 million, primarily related to real estate rental obligations, are expected to be made over the next nine years.

5.    DEBT

Effective September 30, 2002, the Company amended its existing credit facility originally dated July 25, 2000. The amendment changed certain restrictive financial covenants, including the maximum leverage ratio, the minimum EBITDA level, and the minimum tangible net worth.

6.    STOCK REPURCHASE PROGRAM

In June 2002, the Board of Directors authorized the repurchase of up to $20 million of common stock under its common stock repurchase program. During the three months ended September 30, 2002, the Company repurchased 319,500 shares of common stock at an average price of $3.32 per share for a purchase price of approximately $1,060,000. During the nine months ended September 30, 2002, the Company repurchased 331,000 shares of common stock at an average price of $3.34 per share for a purchase price of approximately $1,105,000.

7.    LEGAL PROCEEDINGS

Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against the Company’s officers and directors were dismissed without prejudice. The Company believes that the claims against it are without merit and intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

8.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations in the scope of that Statement be accounted for using one method, the purchase method. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 has not had an impact on the Company’s financial position or its results of operations. In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” The Company adopted SFAS No. 142 effective January 1, 2002 and applied its provisions to goodwill and other intangible assets recognized in the financial statements on that date. The adoption of SFAS 142 resulted in an expense reduction of approximately $6.1 million and $18.4 million in the three and nine months ended September 30, 2002, respectively, compared to the same periods during the prior year. The Company did not incur any impairment to existing intangible assets or goodwill due to the initial application of SFAS NO. 142. The Company assesses goodwill and other intangible assets at least annually for any future impairment. The pro forma impact of discontinuing the amortization of goodwill is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss) as reported	$(44,543)	$(45,918)	$(41,996)	$(87,795)
Add back: amortization of goodwill, net of taxes	—	6,133	—	18,400

Adjusted net income (loss)	(44,543)	(39,785)	(41,996)	(69,395)

Basic and diluted net income (loss) per share, as reported	$(0.71)	$(0.77)	$(0.67)	$(1.48)
Add back: amortization of goodwill, net of taxes	—	0.10	—	0.31

Adjusted basic and diluted net income (loss) per share	$(0.71)	$(0.67)	$(0.67)	$(1.17)

In November 2001, the Emerging Issues Task Force issued Topic D-103, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” Topic D-103 requires companies to report reimbursements received for out of pocket expenses incurred as a component of revenue in the statement of operations, effective January 1, 2002.

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

Accordingly, effective January 1, 2002, the Company adopted Topic D-103. Prior periods have been reclassified to reflect this guidance. The effect of the accounting change was to increase revenue for the three months ended September 30, 2002 and 2001 by $32.8 million and $21.2 million, respectively, and for the nine months ended September 30, 2002 and 2001 by $76.2 million and $80.1 million, respectively, with an equivalent increase in expenses for each of those periods.

This accounting change had no effect on net income (loss), earnings (loss) per share, or cash from operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It also resolves significant implementation issues related to SFAS No. 121. The provisions of this Statement are effective for fiscal years starting after December 15, 2001, including interim periods in those fiscal years. The adoption of SFAS No. 144 did not have a material impact on the financial position or net income of the Company for the three or nine months ended September 30, 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                   OPERATIONS

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue.    Total net revenue for the three months ended September 30, 2002 increased by $13.2 million, or 18%, to $85.5 million from $72.3 million for the same period in 2001. Total fee revenue for the three months ended September 30, 2002 increased by $1.7 million, or 3%, to $52.7 million from $51.0 million for the same period in 2001. The increase in total revenue is attributable primarily to an increase in pass-through revenue due to increased media programs and production costs for our clients. While we currently believe that our fee revenue has stabilized, we remain cautious in our fee revenue outlook for the remainder of 2002, given the continued economic uncertainty and the resulting potential impact on demand for our services.

Some of our clients agree to give us performance based discretionary bonuses. We recognize bonus revenue in the period that we are informed of the bonus award. Contractually, we are informed of those bonuses in the first two quarters of each fiscal year and, accordingly, expect that our revenue in those quarters will be positively impacted compared to the subsequent two quarters.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended September 30, 2002, our three largest clients accounted for approximately 54% of our revenue and our largest client accounted for approximately 23% of our revenue. Management believes a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition, and results of operations.

Professional services costs.    Professional services costs for the three months ended September 30, 2002 decreased $7.8 million, or 20%, to $31.0 million from $38.8 million in the same period of 2001. Professional services costs represented 59% of fee revenue in the three months ended September 30, 2002 as compared to 76% of fee revenue in the same period of 2001. The decrease in professional services costs, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented since the end of the third quarter of 2001. We believe that the rate of our professional services costs for the fourth quarter of 2002 will approximate that for the third quarter of 2002. Pass-through expenses for the three-month period ended September 30, 2002 increased $11.6 million, or 55%, to $32.8.0 million from $21.2 million in the same period of 2001. The increase in pass-through expenses is attributable to increased media programs and production costs for our clients.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2002 decreased $6.8 million, or 29%, to $16.9 million from $23.7 million in the same period of 2001. As a percentage of fee revenue, selling, general and administrative expenses decreased to 32% of revenue in the three months ended September 30, 2002 from 46% of revenue in the same period of 2001. The decrease in selling, general and administrative expenses, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented since the end of the third quarter of 2001. We believe that the rate of our selling, general and administrative expenses for the fourth quarter of 2002 will remain consistent with the third quarter of 2002.

Restructuring expenses.    During the three months ended September 30, 2002, we recorded a restructuring charge of $47.1 million. Of the $47.1 million charge, $45.1 million relates to the consolidation of facilities and abandonment of related leasehold improvements and $2.0 million was for workforce reduction and related costs. We lease approximately 600,000 square feet of office space under various operating leases and have identified approximately 300,000 square feet of that space as excess space. During fiscal year 2001, we recognized $25.2 million in real estate related expenses. This represented our estimate of our future obligations under the terms of the leases for the excess space less anticipated income from subleasing activities. In determining this estimate, we evaluated our potential to sublease this excess space and our ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of our office space. During the three months ended September 30, 2002, we determined that we would be unable to dispose of our excess office space in Boston, New York and San Francisco within our original assumptions. As a result, we recorded a restructuring expense of $40.5 million to reflect the revised estimate of our expected obligations under the terms of these leases less anticipated income from subleasing activities. The change in estimate is related to changes in estimated future sublease rates and terms. These sublease estimates, which were made in connection with our real estate advisers, are based on current and projected conditions in the real estate and economic markets in which we have excess office space. In addition, we recorded restructuring expenses of $4.6 million for costs related to the closure of our Miami and Salt Lake City facilities, which are included in the 300,000 square feet of excess space. We continue to actively pursue and evaluate our alternatives and are monitoring our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. Our obligations under our operating leases, net of expected future sublease income under existing noncancelable subleases, are $118 million. Our obligations relating to the aforementioned excess space net of expected sublease income are $56 million. During the three months ended September 30, 2001, we recorded a restructuring charge of $25.0 million, consisting of $11.1 million for workforce reduction and related costs and $13.9 million for the consolidation of facilities and abandonment of related leasehold improvements. This restructuring charge was taken to align our cost structure with changing market conditions and decreased demand for services.

Stock-based compensation.    Stock-based compensation consists of noncash compensation arising from stock options granted to employees in prior periods at exercise prices below the estimated fair market value of the related common stock on the grant date. Stock-based compensation for the three months ended September 30, 2002 decreased $1.3 million, or 38%, to $2.1 million from $3.4 million in the same period of 2001. The decrease is due to the cancellation of options prior to their vesting dates in connection with restructuring activity and normal attrition. We have not granted or repurchased any options at a price below the estimated fair market value subsequent to the initial public offering in March 2000.

Amortization of intangible assets.    Amortization of intangible assets for the three months ended September 30, 2002 decreased $6.1 million, or 97%, to $0.2 million from $6.3 million for the three months ended September 30, 2001. The decrease is due to the adoption of SFAS No. 142, which became effective January 1, 2002. The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recorded in the financial statements at that date.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue.    Total net revenue for the nine months ended September 30, 2002 decreased by $39.9 million, or 15%, to $228.8 million from $268.7 million for the same period in 2001. Total fee revenue for the nine months ended September 30, 2002 decreased by $36.1 million, or 19%, to $152.5 million from $188.6 million for the same period in 2001. The decrease in revenue is attributable to the decline in demand for marketing and technology services, which we believe is the result of continued economic uncertainty.

For the nine months ended September 30, 2002, our three largest clients accounted for approximately 53% of our revenue and our largest client accounted for approximately 22% of our revenue. Management believes a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition, and results of operations.

Professional services costs.    Professional services costs for the nine months ended September 30, 2002 decreased $39.3 million, or 30%, to $89.7 million from $129.0 million in the same period of 2001. Professional services costs represented 59% of fee revenue in the nine months ended September 30, 2002 as compared to 68% of fee revenue in the same period of 2001. The decrease in professional services costs, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented since the end of the third quarter of 2001. Pass-through expenses for the nine months ended September 30, 2002 decreased $3.9 million, or 5%, to $76.2 million from $80.1 million in the same period of 2001. The decrease in pass-through expenses is attributable to the decline in demand for marketing and technology services, which we believe is the result of continued economic uncertainty.

Selling, general and administrative expenses.    Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased $27.1 million, or 35%, to $51.1 million from $78.2 million in the same period of 2001. As a percentage of fee revenue, selling, general and administrative expenses decreased to 33% of revenue in the nine months ended September 30, 2002 from 41% of revenue in the same period of 2001. The decrease in selling, general and administrative expenses, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented since the end of the third quarter of 2001.

Restructuring expenses.    During the nine months ended September 30, 2002, we recorded a restructuring charge of $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. During the nine months ended September 30, 2001, we recorded a restructuring charge of $41.9 million, consisting of $16.7 million for workforce reduction and related costs and $25.2 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were taken to align our cost structure with changing market conditions and decreased demand for services.

Stock-based compensation.    Stock-based compensation consists of noncash compensation arising from stock options granted to employees in prior periods at exercise prices below the estimated fair market value of the related common stock on the grant date. Stock-based compensation for the nine months ended September 30, 2002 decreased $3.0 million, or 33%, to $6.2 million from $9.2 million in the same period of 2001. The decrease is due to the cancellation of options prior to their vesting dates in connection with restructuring activity and normal attrition. We have not granted or repurchased any options at a price below the estimated fair market value subsequent to the initial public offering in March 2000.

Amortization of intangible assets.    Amortization of intangible assets for the nine months ended September 30, 2002 decreased $18.4 million, or 97%, to $0.5 million from $18.9 million for the nine months ended September 30, 2001. The decrease is due to the adoption of SFAS No. 142, which became effective January 1, 2002. The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recorded in the financial statements at that date.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations.

Cash and cash equivalents increased from $46.5 million at the end of 2001 to $59.2 million at September 30, 2002. Cash provided by operations for the nine months ended September 30, 2002 was $12.4 million, resulting from improved cash collections and prepayments from customers in conjunction with the receipt of a federal income tax refund, offset by payments for restructuring charges and vendor payments. Cash used in investing activities for the nine months ended September 30, 2002 was $1.4 million, consisting of capital expenditures relating primarily to computer equipment purchases. Cash provided by financing activities for the nine months ended September 30, 2002 was $1.7 million, consisting primarily of proceeds from the issuance of common stock through the Company’s employee stock purchase plan and upon the exercise of stock options offset by the repurchase of common shares.

As of September 30, 2002, the Company had no borrowings under its revolving credit facility and approximately $12.0 million outstanding under standby letters of credit, leaving approximately $8.0 million available for future borrowings.

The following table summarizes all contractual cash commitments of the Company as of September 30, 2002. (Note: interest expense is included in payments due by period where applicable and minimum sublease income of $16.4 million due in the future under noncancelable subleases is excluded.)

	Remaining Payments Due (in millions)
	Total	2002	2003- 2004	2005- 2006	2007 and thereafter
Notes payable, tenant allowances	$1.0	$0.1	$0.6	$0.3	$—
Capital lease obligations	0.5	0.2	0.3	—	—
Operating leases	134.0	5.8	46.7	34.8	46.7

Total obligations	$135.5	$6.1	$47.6	$35.1	$46.7

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

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In some instances, you can identify forward-looking statements by the fact that they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, any statements contained herein regarding expectations with respect to our future revenues and profitability and our restructuring of real estate are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Those factors include, without limitation, demand for our services (including the willingness and ability of our clients to maintain or expand their spending), overall economic and business conditions, our ability to sublease or renegotiate terms for our excess office space in the anticipated time frame, the ability of our sublease tenants to meet their obligations to us, continued uncertainty regarding an economic recovery, competitive factors in the market and our ability to effectively manage our size and our client relationships, among other factors. A further review of the risks and uncertainties potentially impacting our future performance can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls.

None.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against the Company’s officers and directors were dismissed without prejudice. The Company believes that the claims against it are without merit and intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1
Third Amendment to Revolving Credit Agreement, dated September 30, 2002, by and among Digitas LLC (as Borrower), the Lenders listed therein (as Lenders), Fleet National Bank (as Agent), and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as Guarantors)

(b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: November 13, 2002	By: /s/ David W. Kenny
David W. Kenny
Director, Chairman and
Chief Executive Officer

Date: November 13, 2002	By: /s/ Jeffrey J. Cote
Jeffrey J. Cote
Executive Vice President and
Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David W. Kenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Digitas Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ David W. Kenny
David W. Kenny
Chief Executive Office
Digitas Inc.

CERTIFICATION

I, Jeffrey J. Cote, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Digitas Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Jeffrey J. Cote
Jeffrey J. Cote
Chief Financial Officer
Digitas Inc.