Form 10-K
period 2002-12-31
DIGITAS INC
filed 2003-03-14
CIK 1100885

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-29723

DIGITAS INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3494311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Prudential Tower 800 Boylston Street Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip Code)

(617) 867-1000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(B) of The Act:

None

Securities Registered Pursuant to Section 12(G) of The Act:

Common Stock, $.01 Par Value Per Share

(Title of Each Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing sale price of $4.54 on the Nasdaq National Market on June 28, 2002 was $83,415,027.

As of February 28, 2003, 63,641,181 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s Annual Meeting of Stockholders to be held on May 15, 2003 are incorporated by reference into Part III of this report to the extent described therein.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” AND “CONTINUE” OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF OUR FUTURE RESULTS OF OPERATIONS OR OF OUR FINANCIAL CONDITION, OR STATE OTHER “FORWARD LOOKING” INFORMATION. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO OUR INVESTORS. HOWEVER, THERE MAY BE EVENTS IN THE FUTURE THAT WE ARE NOT ABLE TO ACCURATELY PREDICT OR CONTROL AND THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE FACTORS DESCRIBED IN “RISK FACTORS AND IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS” BEGINNING ON PAGE 16. READERS SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND DIGITAS ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

PART I

Item 1. Business

Overview

Digitas Inc., a Delaware corporation organized in 1999 (“Digitas”), is a relationship marketing services provider offering strategy consulting, marketing agency and marketing technology infrastructure services. We help our clients attract, retain and grow profitable customer relationships. Digitas serves several industry-leading clients including Allstate, American Express, AT&T, Delta Air Lines and General Motors. Headquartered in Boston, Digitas employs more than 1,100 people and has offices in New York, San Francisco, Chicago and London.

Digitas maintains a website on the World Wide Web at www.digitas.com. Digitas makes available, free of charge, on its website its annual report on the Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Digitas’ reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

The Digitas Approach

Digitas provides strategy, marketing and technology services that enable its clients to maximize the value of their customer base. We believe in the power of personalized and contextual marketing to create long-term and valuable customer relationships. As a result, Digitas focuses on building multi-channel programs for its clients that drive market share gains through quantitative and qualitative improvements in their customer relationships. Our services drive measurable results for clients. Our skill in performance measurement and use of that information allows us to continue to evolve and improve our programs.

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

Our approach is highly disciplined, results-oriented and revolves around three major offerings. These offerings focus specifically on supporting our clients’ efforts to manage their customers more effectively. They include designing customer relationship strategies to optimize marketing investment, providing agency services for designing and executing communications programs focused on acquiring, retaining, and growing customer relationships, and building new technology infrastructure to improve the productivity of our marketing programs.

Customer Relationship Strategy. We analyze a client’s customer base to find unrealized value and then design targeted customer experiences across multiple marketing channels to recognize that value. The customer relationship management roadmaps we develop show how to spend wisely, scaling both program and infrastructure investments to build momentum while generating immediate return. In-market customer responses determine the recommendations we make for the best possible marketing investment and channel communication mix. Ongoing testing measures the effectiveness of our programs and assists us in making them better. It is the combination of top-down analysis of the economic opportunities and bottom-up customer and data insights that makes it possible for us to propose initiatives that immediately improve in-market performance while also supporting long-term strategies for increasing customer profitability.

Marketing Agency Services. We build integrated marketing campaigns and communication programs focused on acquiring, retaining, and growing customer relationships. We focus on creating a consistent customer experience regardless of the communication channel. By combining customer data sets in new ways, we get a better understanding of customer needs, attitudes and behaviors. This, along with primary research, helps us determine which marketing channels customers use to fulfill their needs, and what decisions they make as they buy. With these insights, we design marketing programs that are delivered to the right customers at the right time in the right place.

Marketing Infrastructure Services. Recent technology advances have revolutionized the way companies and their customers interact. Not only are there many new channels by which communication is possible, but also customers expect companies to track and understand their behavior across these multiple channels. We help our clients by determining which technology solutions will have the greatest impact on their marketing programs. We build the technology platforms to enable multi-channel communication and data tracking. We build e-commerce platforms to bring retailers online. We build applications to enable communication over wireless devices. We build call center platforms to enable one-to-one voice communication. In addition, we assist our clients in building the databases required to store and track customer activity over multiple channels.

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

Digitas develops long-term strategic relationships with primarily blue-chip companies whose primary assets include leadership brands and customer bases. Digitas seeks to work with companies operating in industries in which the economics of customer loyalty are most compelling, thereby providing us with the opportunity to greatly impact market share and the return on their customer base investments. These industries include financial services, media and entertainment, healthcare and pharmaceuticals, business products and services, consumer services, technology and telecommunications and consumer products.

Our results of operations and our business depend on our relationships with a limited number of large clients. Of our total 2002 fee revenue, General Motors accounted for approximately 23%, American Express accounted for approximately 18%, and AT&T accounted for approximately 12%. Our top ten clients accounted for approximately 78% of our 2002 fee revenue.

Competition

We compete with companies that offer strategic consulting, web design, advertising and direct marketing, information technology and e-commerce services as well as the in-house development efforts of many companies. Our current competitors include the following:

•	strategic consulting firms such as Bain & Company, Boston Consulting Group, Braun Consulting and McKinsey & Company;

•	advertising and direct marketing agencies such as Ogilvy One, Modem Media, and Wunderman;

•	customer relationship management units of systems integrators such as Accenture, Cap Gemini, PricewaterhouseCoopers, Sapient, and IBM Global Services;

•	internal information technology departments of current and potential clients; and

•	e-commerce and technology service providers.

Because relatively low barriers to entry characterize our industry, we also expect other companies to enter our market.

We believe that the principal competitive factors in our industry are:

•	quality of services;

•	technical and strategic expertise;

•	ability to provide end-to-end solutions;

•	speed of development and implementation of integrated solutions;

•	value of the services provided compared to the price of such services;

•	reputation and experience of professionals delivering the service;

•	project management capabilities;

•	brand recognition and size of the firm;

•	effectiveness of sales and marketing efforts; and

•	financial stability.

We believe that we presently compete favorably with respect to most of these factors. In particular, we believe that we offer an integrated set of skills and expertise that many existing service providers are not well suited to provide.

People and Culture

Our culture reflects the core values of our people. Our people are our single greatest asset and the key to reaching our company-wide goal to be the undisputed industry leader. Our employees are often characterized as being “one with the client,” “experts inspiring experts” and “the best getting better.” In furtherance of this mission, our employees collaborate to apply their creativity in the conception, design, and implementation of innovative client solutions. Our formal training program emphasizes improvement of individual skills as well as optimization of team performance. Our knowledge management infrastructure and processes are designed to ensure that best practices and thinking are shared and leveraged globally to the extent permitted. We have a competency-based performance management process that encourages frequent, actionable feedback and ensures that all employees have specific, measurable goals and are supported in developing skills and knowledge. The end result is a dynamic and rewarding work environment for our people.

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

We provide our employees with a competitive base salary, performance driven incentive programs, stock options and comprehensive benefits packages. Employees are rewarded for team performance, as well as individual contribution to client success, people development, intellectual capital, and corporate citizenship. For many of our employees, however, a significant attraction is being part of a winning team that applies industry leading expertise to help transform businesses to be the best in their industries.

Employees

As of December 31, 2002, we had approximately 1,110 employees, approximately 1,070 of whom were located in the United States. As of December 31, 2002, we had approximately 905 billable employees and 205 corporate and administrative, non-billable employees. Our employees are not represented by any union and, except for senior management and certain other employees, are retained on an at-will basis.

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

U.S. and Foreign Government Regulation

Regulation of various aspects of the Internet and emerging technologies, including on-line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction, has increased. In addition, federal, state, local and foreign governmental organizations also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet and emerging technologies. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership.

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

Item 2. Properties

Our headquarters and principal administrative and finance operations are located in leased facilities in Boston, Massachusetts consisting of approximately 325,000 square feet of office space. The leases for the Boston office space expire in November 2005, December 2005 and June 2006. We lease approximately 132,000 square feet of office space in New York City. The New York City lease expires in March 2011. We also lease office space totaling approximately 143,00 square feet, primarily in San Francisco, Chicago, Miami, and London. Of the approximately 600,000 total square feet that we lease, we have identified approximately 300,000 square feet as excess space. We are actively pursuing and evaluating our alternatives with respect to our excess office space. See restructuring discussion in Item 7.

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

The Company is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since

March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against the Company’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claim against the Company was dismissed. The Company believes that the claims against it are without merit and intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market information. Our common stock is traded on the Nasdaq National Market under the symbol “DTAS”. As of February 28, 2003, there were 151 stockholders of record. The following table sets forth high and low last reported sales prices for the common stock for each fiscal quarter from January 1, 2001 through March 7, 2003.

	Closing Sales Prices
	High	Low
2001
1st Quarter	$9.00	$3.50
2nd Quarter	$7.45	$3.75
3rd Quarter	$5.10	$1.71
4th Quarter	$4.02	$1.25
2002
1st Quarter	$5.90	$3.90
2nd Quarter	$5.50	$3.10
3rd Quarter	$4.86	$2.20
4th Quarter	$4.05	$2.30
2003
1st Quarter (through March 7, 2003)	$4.24	$3.10

Dividend policy. We have never declared or paid cash dividends on our common stock. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our Board of Directors may consider.

Equity compensation plan information. The following table sets forth information regarding securities authorized for issuance under Digitas’ equity compensation plans as of December 31, 2002, including the Company’s 1998 Stock Option Plan (the “1998 Plan”), 1999 Stock Option Plan (the “1999 Plan”) and 2000 Stock Option and Incentive Plan (the “2000 Plan”), and the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”).

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	31,121,420[1]	3.55	17,911,883[2]
Equity compensation plans not approved by security holders	—	—	—

Total	31,121,420	3.55	17,911,883

[1]	Includes options outstanding under the 1998 Plan, the 1999 Plan and the 2000 Plan.

[2]	Includes shares available for future issuance under the 1998 Plan, the 1999 Plan, the 2000 Plan and the ESPP.

Item 6. Selected Financial Data

The following table sets forth selected financial data and other operating information of Digitas. The selected statement of operations and balance sheet data for 2002, 2001, 2000, 1999, and 1998 as set forth below is derived from the audited financial statements of Digitas. The information is only a summary and you should read it in conjunction with Digitas’ audited financial statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Fee revenue	$203,931	$235,514	$288,154	$187,007	$122,309
Pass-through revenue	117,093	99,781	126,590	101,480	48,396

Total revenue	321,024	335,295	414,744	288,487	170,705
Operating expenses:
Professional services costs	120,430	157,694	158,607	102,247	65,696
Pass-through expenses	117,093	99,781	126,590	101,480	48,396
Selling, general and administrative expenses	67,748	95,545	99,366	67,048	48,485
Stock-based compensation	8,447	10,147	14,796	10,743	25,820
Amortization of intangible assets	706	25,238	36,687	36,688	—
Restructuring expenses	47,114	41,888	—	—	—

Total operating expenses	361,538	430,293	436,046	318,206	188,397

Loss from operations	(40,514)	(94,998)	(21,302)	(29,719)	(17,692)
Other income (expense), net	414	1,058	1,345	(7,281)	(2,698)
Benefit from (provision for) income taxes	(200)	(148)	(1,616)	(567)	1,439

Net loss from continuing operations	(40,300)	(94,088)	(21,573)	(37,567)	(18,951)
Extraordinary loss	—	—	(1,653)	—	—

Net loss	$(40,300)	$(94,088)	$(23,226)	$(37,567)	$(18,951)

Net loss per share—basic and diluted
Net loss from continuing operations	$(0.65)	$(1.58)	$(0.38)	$(0.74)	N/A
Extraordinary loss	—	—	(0.03)	—	N/A

Net loss	$(0.65)	$(1.58)	$(0.41)	$(0.74)	N/A

Weighted average shares outstanding
Basic and diluted	62,354	59,514	56,230	50,703	N/A

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$68,827	$46,473	$49,857	$441	$37
Total assets	259,249	251,580	331,755	252,889	62,270
Total long-term debt, less current portion	563	1,096	1,947	62,878	1,749
Total liabilities	119,165	81,694	82,298	133,053	90,030
Shareholders’ equity (deficit)	140,084	169,886	249,457	119,836	(27,760)

Certain previously reported amounts have been reclassified to conform to the current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and related notes appearing elsewhere in this filing on Form 10-K. This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Risk Factors and Important Factors that May Affect Future Results” for a description of some of the risks and uncertainties that could cause such a material difference.

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

Business Operations

Digitas is a relationship marketing services provider offering strategy consulting, marketing agency and marketing technology infrastructure services. We help our clients attract, retain and grow profitable customer relationships.

Our revenue is generated from providing professional services to our clients. We expect that our revenue will continue to be driven primarily by the number and scope of our client engagements. We focus on large-scale, long-term, strategic relationships with a select group of blue-chip clients. We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we often enter into written agreements with our clients, such contracts are typically terminable upon 30 to 90 days notice. Of our total 2002 fee revenue, General Motors accounted for approximately 23%, American Express accounted for approximately 18%, and AT&T accounted for approximately 12%. We believe a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition and results of operations. Our top ten clients accounted for approximately 78% of our 2002 fee revenue.

Historically, we have offered our services to clients primarily on a time and materials basis. As our client relationships have grown, we have increasingly entered into broad contracts under which we deliver our services based on mutually agreed upon scopes of work. These contracts generally include estimates on total fees that clients will be charged for the year. Additionally, some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarter of the fiscal year. Most of our contracts allow us to invoice our clients on a pro-rata basis for our services.

Professional services costs consist of professional salaries, payroll taxes and benefits for our professional staff plus other non-reimbursable costs directly attributable to servicing our clients. In addition to the compensation of employees engaged in the delivery of professional services, professional salaries include compensation for selling and management by our senior account managers and certain executives.

Selling, general and administrative expenses consist primarily of administrative and executive compensation, professional fees, non-client related travel expenses, rent and office expenses.

Stock-based compensation consists primarily of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000.

In connection with the recapitalization in January 1999, we recorded $198.9 million of goodwill and other intangible assets. This amount, which represented the excess of purchase price over net assets acquired, consisted of goodwill, favorable lease and assembled workforce. Assembled workforce was fully amortized as of December 31, 2000; accordingly, the cost and related accumulated amortization were written off. The favorable lease is being amortized over six years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recognized in the financial statements at that date.

Restructuring expenses represent charges taken to better align our cost structure with changing market conditions and decreased demand for our services and to better approximate remaining real estate obligations related to our prior restructuring estimates. Restructuring expenses include severance related to workforce reductions and related expenses and the consolidation of facilities. Costs for the consolidation of facilities are comprised of future obligations under the terms of the leases for identified excess space and asset impairment charges for fixed assets related to these spaces, less anticipated income from subleasing activities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We review and update these estimates, including those related to revenue recognition, the allowance for doubtful accounts, goodwill, stock-based compensation and restructuring, on an ongoing basis. We base our estimates on historical experience, and on various other assumptions that are believed to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenue pursuant to time and materials contracts is recognized as services are provided. Revenue from fixed-price contracts is recognized using the percentage of completion method based on the ratio of costs incurred to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The percentage of completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and deliverables set in the contract. Our financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. Favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. If a contract was anticipated to result in a loss, provisions for the estimated loss on the contract would be made in the period in which the loss first becomes probable and reasonably estimable. Certain contracts contain provisions for performance incentives. Such contingent revenue is recognized in the period in which the contingency is resolved. We recognize revenue for services only in those situations where collection from the client is reasonably assured. Our client relationship managers and finance personnel monitor timely payments from our clients and assess any collection issues. Unbilled accounts receivable on contracts is comprised of costs incurred plus estimated earnings from revenue earned in advance of billings under the contract. Advance payments are recorded as billings in excess of cost and estimated earnings on uncompleted contracts until the services are provided. Included in accounts receivable and unbilled accounts receivable are reimbursable costs.

We incur significant reimbursable costs, such as payments to vendors for media and production services and postage and travel-related expenses, on behalf of our clients. In accordance with the client agreements, there is no markup on reimbursable costs and the client’s approval is required prior to us incurring them. Although we actively mitigate our credit risk related to these pass-through expenses and our customers participate in the management of such vendor relationships, Digitas is often the sole party that contracts with these vendors.

Effective January 1, 2002, upon adoption of the Emerging Issues Task Force (“EITF”) Issue 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” we report reimbursements received for pass-through costs incurred as a component of revenue in the statement of operations. Prior periods have been reclassified to comply with the guidance in Issue 01-14. The effect of the accounting change was to increase revenue for the years ended December 31, 2001 and 2000 by $100 million and $117 million, respectively, with an equivalent increase in expenses for each of these periods. This accounting change had no effect on net income, earnings per share, or cash from operations.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of customers to make required payments. The collectibility of outstanding customer invoices is continuously assessed. In estimating the allowance, we consider factors such as historical collections, a customer’s current credit-worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates, requiring additional adjustments to the allowance for doubtful accounts.

Goodwill

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and ceased to amortize goodwill as of that date. SFAS No. 142 requires goodwill to be tested for impairment on an annual basis, and between annual tests in certain circumstances, and written down when impaired. Such events or circumstances generally would have included the occurrence of operating losses or a significant decline in earnings associated with the asset. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. We performed the initial step by considering our fair market value as determined by our publicly traded stock to our carrying amount. Because our stock is thinly traded, we also considered future discounted cash flows as compared to the carrying amount to assess the recoverability of the goodwill asset. Based upon these tests, we determined that the fair value exceeded the carrying amount resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as a loss.

Stock-based Compensation

We apply the intrinsic value method of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for our employee stock-based compensation plans. We provide pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation.”

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No.148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We have elected to continue to account for our stock-based compensation in accordance with the provisions of APBO No. 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” (“FIN 44”) and present the pro forma disclosures required by SFAS No. 123 as amended by SFAS No. 148. See discussion of stock-based compensation in Note 1 to the financial statements for the pro forma effect on our net loss and loss per share had stock-based compensation been determined using the fair value method, as well as for the assumptions used in calculating the fair value of options.

Restructuring

As part of our restructuring costs, we provide for the estimated costs of the net lease expense for office space that is no longer being utilized. The provision is equal to the future minimum lease payments under contractual obligations offset by estimated future sublease payments. In determining these estimates, we evaluated our potential to sublease our excess space and our ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of office space. These sublease estimates, which were made in connection with our real estate advisers, are based on current and projected conditions in the real estate and economic markets in which we have excess office space. If actual market conditions are more or less favorable than those we have projected, we may be required to record or reverse restructuring expenses associated with this excess office space.

Results of Operations

The following table sets forth selected items included in our statement of operations as a percentage of fee revenue for the periods indicated. Pass-through revenue and pass-through expenses have been excluded from the table to better reflect our operating results.

	Year Ended December 31,
	2002	2001	2000
Fee revenue	100.0%	100.0%	100.0%
Operating expenses:
Professional services costs	59.1	66.9	55.0
Selling, general and administrative expenses	33.2	40.6	34.5
Stock-based compensation	4.1	4.3	5.1
Amortization of intangible assets	0.3	10.7	12.7
Restructuring expenses	23.1	17.8	—

Total operating expenses	119.8	140.3	107.3

Loss from operations	(19.8)%	(40.3)%	(7.3)%

Year ended December 31, 2002 compared to year ended December 31, 2001

Summary. Despite continued uncertainty in the global economy and the continued threat of terrorist attacks, Digitas’ results improved in 2002 as demand for our marketing and technology services stabilized at rates consistent with the third and fourth quarters of 2001. However, we determined in 2002 that an additional restructuring charge would be required primarily to reflect our revised expectations of remaining real estate obligations related to excess space initially restructured in 2001. Total restructuring charges for 2002 and 2001 were $47.1 million and $41.9 million, respectively. We reported a net loss for 2002 of $40.3 million, or $0.65 per share, as compared to a net loss of $94.1 million, or $1.58 per share, for 2001, which includes amortization of goodwill of $24.5 million that is not included in the 2002 figures.

Revenue. Total revenue for 2002 decreased by $14.3 million, or 4.3%, to $321.0 million from $335.3 million in 2001. Fee revenue for 2002 decreased by $31.6 million, or 13.4%, to $203.9 million from $235.5 million in 2001. The decrease in revenue is attributable to the decline in demand as compared to the first six months of 2001 for marketing and technology services. Although fee revenues have remained stable over the last six quarters at approximately $50 million per quarter, we remain cautious in our fee revenue outlook for 2003 given the continued uncertain global economic and political climate.

Professional services costs. Professional services costs for 2002 decreased by $37.3 million, or 23.6%, to $120.4 million from $157.7 million in 2001. Professional services costs represented 59% of fee revenue for 2002 as compared to 67% of fee revenue for 2001. The decrease in professional services costs, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented in 2001. We believe that the rate of our professional services costs for the first quarter of 2003 will approximate that for the fourth quarter of 2002. Pass-through expenses for 2002 increased $17.3 million, or 17.3%, to $117.1 million from $99.8 million in 2001. The increase in pass-through expenses is attributable to increased media programs and production costs for our clients.

Selling, general and administrative expenses. Selling, general and administrative expenses for 2002 decreased by $27.8 million, or 29.1%, to $67.7 million from $95.5 million for 2001. As a percentage of fee revenue, selling, general and administrative expenses decreased to 33% in 2002 from 41% in 2001. The decrease in selling, general and administrative expenses, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented in 2001. We believe that the rate of our selling, general and administrative expenses for the first quarter of 2003 will remain consistent with the fourth quarter of 2002.

Stock-based compensation. Stock-based compensation, consisting of non-cash compensation, was $8.4 million for 2002 compared to $10.1 million for 2001. The decrease is due to the cancellation of stock options prior to their vesting dates in connection with restructuring activity and normal attrition. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair market value subsequent to the initial public offering in March 2000.

Amortization of intangible assets. Amortization of intangible assets for 2002 decreased by $24.5 million, or 97.2%, to $0.7 million from $25.2 million for 2001. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recognized in the financial statements at that date. This resulted in an expense reduction of approximately $24.5 million in 2002 over 2001, as goodwill is no longer amortized, but instead is subject to testing for impairment. We did not incur any impairment to existing intangible assets or goodwill during the year ended December 31, 2002, upon application of SFAS No. 142. See Note 1 of Notes to Consolidated Financial Statements “Summary of Significant Accounting Policies” goodwill policy for a quantification of the effect of SFAS No. 142 on our 2001 and 2000 net income.

Restructuring expenses. Restructuring expenses for 2002 increased by $5.2 million, or 12.4%, to $47.1 million from $41.9 million in 2001. During 2001, we recorded restructuring expenses totaling $41.9 million, consisting of $16.7 million for workforce reduction and related costs and $25.2 million for the consolidation of facilities and abandonment of related leasehold improvements. These restructuring charges were taken to align our cost structure with changing market conditions and decreased demand for our services.

We lease approximately 600,000 square feet of office space under various operating leases and have identified approximately 300,000 square feet of that space as excess space. During 2001, we recognized $25.2 million in real estate related charges. This represented our estimate of future obligations under the terms of the leases for the excess space less anticipated income from subleasing activities. In determining this estimate, we evaluated our potential to sublease this excess space and our ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of office space.

During 2002, we recorded restructuring expenses totaling $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were taken to further align our cost structure with changing market conditions and to update estimates originally made in 2001 for current information.

We determined that we would be unable to dispose of our excess office space in Boston, New York and San Francisco within our original assumptions. As a result, we recorded a restructuring expense of $39.2 million to reflect the revised estimate of our expected future obligations under the terms of these leases less anticipated income from subleasing activities. The change in estimate is related to changes in estimated future sublease rates and terms. These sublease estimates, which were made in connection with our real estate advisers, are based on current and projected conditions in the real estate and economic markets in which we have excess office space. In addition, we recorded restructuring expenses of $4.6 million for costs related to the closure of our Miami and Salt Lake City facilities, which are included in the 300,000 square feet of excess space.

We continue to actively pursue and evaluate our alternatives and are monitoring our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space.

The following is a summary of restructuring activity for the years ended December 31, 2002 and 2001:

	Workforce Reduction and Related Costs	Consolidation of Facilities	Total
Accrued restructuring at December 31, 2000	$—	$—	$—
Restructuring expenses 2001	16,689	25,199	41,888
Utilization 2001	(12,982)	(9,346)	(22,328)

Accrued restructuring at December 31, 2001	3,707	15,853	19,560
Restructuring expenses 2002	3,311	43,803	47,114
Utilization 2002	(5,530)	(10,756)	(16,286)

Accrued restructuring at December 31, 2002	$1,488	$48,900	$50,388

As a result of all restructuring activity, which commenced in the second quarter of 2001, the Company has reduced its workforce by approximately 700 employees across all business functions and regions.

For the years ended December 31, 2002 and 2001, cash expenditures related to restructuring activities were $15.3 million and $18.9 million, respectively. As of December 31, 2002, total remaining cash expenditures related to restructuring activities were $41.7 million. Approximately $9.7 million in cash expenditures are expected in fiscal 2003, and the remaining cash expenditures of approximately $32.0 million, primarily related to real estate rental obligations, are expected over the next ten years.

Other income, net. Other income, net of expenses, decreased by $0.6 million, or 60%, to $0.4 million from $1.0 million. Other income, net, consists primarily of interest income earned on cash and cash equivalents offset by interest expense related to notes payable for tenant allowances, interest expense on capitalized leases, and bank charges related to the company’s revolving credit facility and standby letters of credit. The decrease in other income was due primarily to the decrease in the rate of interest earned on our cash and cash equivalents.

Year ended December 31, 2001 compared to year ended December 31, 2000

Summary. Fiscal 2001 was a challenging year for Digitas as we reacted to overall market deterioration with a series of restructurings designed to realign our cost structure with reduced levels of demand. A slowing global economy, the impact of the September 11 terrorist attacks that disrupted the national economy and negatively impacted our clients, and a continued softening in marketing and technology investments all contributed to a decrease in demand for our services in 2001. As a result, we reported a 2001 net loss of $94.1 million, or $1.58 per share, as compared to a net loss of $23.2 million, or $0.41 per share, in 2000.

Revenue. Total revenue for 2001 decreased by $79.4 million, or 19.1%, to $335.3 million from $414.7 million in 2000. Fee revenue for 2001 decreased by $52.7 million, or 18.3%, to $235.5 million from $288.2 million in 2000. The negative impact of the economic recession on both Digitas and our clients resulted in decreased demand for our services as client projects were delayed or cancelled.

Professional services costs. Professional services costs for 2001 decreased by $0.9 million, or 0.6%, to $157.7 million from $158.6 million in 2000. Professional services costs represented 67% of fee revenue for 2001, as compared to 55% of fee revenue for 2000. The increase in professional service costs, as a percentage of fee revenue, was the result of the time lag between the decline in revenues and the realignment of our cost structure to reflect reduced levels of demand for our marketing and technology services. The decrease in absolute dollars reflects the commencement of cost savings resulting from restructuring actions. Pass-through expenses for 2001 decreased $26.8 million, or 21.2%, to $99.8 million from $126.6 million in 2000. The decrease in pass-through expenses is attributable to the decreased demand for our services due to the slowing economy forcing our clients to reduce spending.

Selling, general and administrative expenses. Selling, general and administrative expenses for 2001 decreased by $3.9 million, or 3.9%, to $95.5 million from $99.4 million for 2000. As a percentage of fee revenue, selling, general and administrative expenses increased to 41% in 2001 from 35% in 2000. The increase in selling, general and administrative expenses as a percent of fee revenue was the result of the time lag between the decline in revenues and the realignment of our cost structure with reduced levels of demand for our marketing and technology services. The decrease in absolute dollars reflects the commencement of cost savings resulting from restructuring actions.

Stock-based compensation. Stock-based compensation, consisting of non-cash compensation, was $10.1 million for 2001 compared to $14.8 million for 2000. The decrease is due to the cancellation of stock options prior to their vesting dates in connection with restructuring activity and normal attrition. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair market value subsequent to the initial public offering in March 2000.

Amortization of intangible assets. Amortization of intangible assets for 2001 decreased by $11.5 million, or 31.3%, to $25.2 million from $36.7 million for 2000. Amortization of intangible assets for 2001 consists of amortization of goodwill and favorable leases resulting from our recapitalization, which was effected in January 1999. The decrease in absolute dollars was the result of intangible assets related to assembled workforce becoming fully amortized in 2000. Effective, January 1, 2002, with the adoption of SFAS No. 142, we no longer amortize goodwill.

Restructuring expenses. In the second quarter of fiscal 2001, we recorded restructuring expenses of $16.9 million, consisting of $5.6 million in workforce reduction and other related costs and $11.3 million in the consolidation of facilities and abandonment of related leasehold improvements. These restructuring expenses were taken to align our cost structure with the changing market conditions and decreased demand for our services. In September 2001, we recorded additional restructuring expenses of $25.0 million, consisting of $11.1 million for workforce reduction and related costs and $13.9 million for the consolidation of facilities and abandonment of related leasehold improvements. These restructuring expenses, which include the closing of our office in Hong Kong, were taken to further align our cost structure with changing market conditions and decreased demand for our services. The following is a summary of restructuring activity (in thousands):

	Workforce Reduction and Related Costs	Consolidation of Facilities	Total
Accrued restructuring at December 31, 2000	$—	$—	$—
Restructuring expenses 2001	16,689	25,199	41,888
Utilization 2001	(12,982)	(9,346)	(22,328)

Accrued restructuring at December 31, 2001	$3,707	$15,853	$19,560

As a result of the two restructuring actions, we reduced our workforce by approximately 650 employees, across all business functions and regions. Estimated costs for the consolidation of facilities are comprised of contractual rental commitments for office space being vacated in addition to future depreciation of the related leasehold improvements, offset by estimated sublease income. Total cash expenditures related to restructuring activities during 2001 were $18.9 million.

Other income, net. Other income, net of expenses, decreased by $0.3 million to $1.0 million from $1.3 million. Other income, net, for 2001 consisted of interest income earned on the investment of excess operating cash offset by interest expense related to notes payable for tenant allowances, interest expense on capitalized leases and bank charges related to our revolving credit facility and standby letters of credit. Other income, net, for 2000 consisted of interest income earned on the invested portion of proceeds from our initial public offering of common stock in March 2000 offset by interest expense primarily on long-term borrowings prior to the initial public offering. In addition, a realized gain on the termination of interest rate swap agreements was recorded.

Provision for income taxes. The provision for income taxes for 2001 decreased by $1.5 million to $0.1 million from $1.6 million in 2000. The decrease was due to the generation of significantly less taxable income in 2001 than in 2000. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to an increase in the valuation allowance for deferred tax assets.

Extraordinary loss. In 2001, we did not recognize an extraordinary item. In March 2000, an extraordinary loss of $1.7 million was recognized upon the early retirement of $68.5 million of long-term debt.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations.

Cash and cash equivalents and working capital

Cash and cash equivalents increased from $46.5 million at the end of 2001 to $68.8 million at December 31, 2002. Cash provided by operations for 2002 was $24.4 million. The $24.4 million was primarily the result of a $40.3 million net loss adjusted for $65.0 million of non-cash expenses, including depreciation and amortization, stock-based compensation and non-cash restructuring expenses, $15.0 million of cash generated from normal operations, the result of improved working capital management and significant prepayments from customers, offset by $15.3 million in restructuring payments. Cash used in investing activities for 2002 was $3.1 million, consisting of capital expenditures relating primarily to computer equipment and software purchases. Cash provided by financing activities for 2002 was $0.8 million, consisting primarily of proceeds from the issuance of common stock through our employee stock purchase plan and upon the exercise of stock options offset by the repurchase of common shares. During 2002, we repurchased 666,000 common shares at an average price per share of $3.04. See “Subsequent Events” below for a summary of the effect of the self-tender offer announced February 24, 2003.

Credit facility

Effective September 2001, we amended our existing credit facility originally dated July 25, 2000. The amended agreement allows us to borrow up to $20 million, less any amounts committed under outstanding standby letters of credit. The credit facility expires on July 25, 2003. Amounts borrowed under the revolving credit facility bear interest at either the Prime Rate or at a Eurocurrency rate plus an applicable margin of 2.50%-3.00%, depending on the Company’s leverage ratio. Additionally, we are required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit. Effective September 2002, we further amended our credit facility. This amendment changed certain restrictive financial covenants, which include a maximum leverage ratio, a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level, a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity level, and a maximum annual capital expenditure level. As of December 31, 2002, we were in compliance with all of our covenants. Borrowings under the credit facility are secured by substantially all the assets of the Company.

At December 31, 2002, we had no borrowings under the revolving credit facility and approximately $11.7 million outstanding under standby letters of credit, leaving approximately $8.3 million available for future borrowings.

Other debt and commitments

The following table summarizes other cash obligations. (Note: Interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in millions)
	Total	2003	2004- 2005	2006- 2007	2008 and therafter
Notes payable, tenant allowances	$1.0	$0.3	$0.7	$—	$—
Capital lease obligations	0.3	0.3	—	—	—
Operating leases	128.7	23.3	46.8	22.3	36.3

Total obligations	$130.0	$23.9	$47.5	$22.3	$36.3

Notes Payable, Tenant Allowances. Since 1995, we have received tenant allowances, which are required to be reimbursed to the landlord through 2005.

Capital Lease Obligations. We have certain noncancelable leases to finance telephone equipment, copier equipment and software. The total capitalized cost of the assets subject to capital leases was approximately $2,668,000 and $2,681,000 with accumulated amortization of approximately $2,273,000 and $1,663,000 as of December 31, 2002 and 2001, respectively.

Other Lease Obligations. We lease office facilities and certain office equipment under cancelable and noncancelable operating lease agreements expiring at various dates through July 2015. We lease office space under noncancelable operating leases. Rent expense, including amounts described above, consisting of minimum lease payments under noncancelable operating leases, net of any contractual sublease income, amounted to approximately $10,362,000, $14,936,000, and $13,713,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

We expect that at current revenue projections, we will continue to generate cash from operations. We expect that this cash from operations combined with current cash and cash equivalents and funds available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Subsequent Events

On February 25, 2003, we announced a self-tender offer to purchase up to 6,426,735 shares of our common stock at a price of $3.89 per share, for an aggregate purchase price of up to approximately $25 million. The offer expires March 25, 2003, unless we extend the offer. If more than 6,426,735 shares are tendered, we will purchase shares from each tendering shareholder on a pro rata basis. All shares tendered but not repurchased will be returned promptly to the shareholder.

Concurrently, we executed a fourth amendment to our credit facility originally dated July 25, 2000. The amendment extended the expiration date of the credit facility from July 25, 2003 to February 23, 2006.

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

Risks Related to our Business

The loss of even one significant client or any significant reduction in the use of our services could have a material adverse effect on our business, financial condition and results of operations

We derive a significant portion of our revenues from large-scale engagements with a limited number of clients. Most of these relationships, including those with our three largest clients, are terminable by the client without penalty on 30 to 90 days prior written notice. For 2002, our three largest clients, General Motors, American Express and AT&T, collectively accounted for approximately 53% of our fee revenue, and our largest client, General Motors, accounted for approximately 23% of fee revenue. The loss of any major client or any significant reduction in the use of our services by a major client could significantly reduce our revenue and have a negative impact on our operating results, financial condition and reputation in our market. Our top ten clients accounted for approximately 78% of our 2002 fee revenue.

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

Acts of war or terrorism, or related effects could adversely affect our business, operating results and financial condition

An act of war or terrorism could adversely affect our business, operating results and financial condition. The related effects of an act of war or terrorism, such as disruptions in air transportation, enhanced security measures and political instability in certain foreign countries may interrupt our business and that of our clients. An act of war or terrorism may result in a significant reduction in client spending or contribute to the economic downturn and adversely affect our business, operating results and financial condition.

An economic recession or downturn in the United States or abroad may result in a reduction in our revenues and operating results

Our ability to succeed depends on the continued investment of our current and future clients in the services we offer. Our business has been significantly adversely impacted during the last two years by a decline in demand for our services, primarily related to the current economic down turn. A continuation of the economic recession or downturn in the United States and abroad may cause some of our current and future clients to continue to reduce or eliminate their budgets for our services. Furthermore, the reduction in client budgets may intensify competition and further increase pressure for us to reduce the fees we charge our clients. A lasting economic recession or downturn in the United States or abroad may continue to have a material adverse effect on our business, financial condition and results of operations.

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

If we are not successful in expanding our ability to service our clients on a worldwide basis, we may jeopardize our relationships with existing clients and limit our ability to attract new clients

Failure to meet client demands that their relationship marketing service providers be able to handle assignments on a worldwide basis may jeopardize our existing client relationships and limit our ability to attract new clients. Currently, we serve European markets from our office in London and can serve markets in other regions from offices in the United States. To succeed we may also need to deepen and broaden our expertise in dealing with worldwide assignments by expanding our presence outside of the United States or by hiring more senior executives with multi-national technology, marketing and customer relationship management expertise; and there is no assurance that we can attract those people or establish on a profitable basis offices outside of the United States.

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

We have a history of reported net losses and there can be no assurance that we will soon report net income

We have experienced substantial net losses for the four years ended December 31, 2002. These losses have been attributable to charges for restructuring, stock-based compensation and the amortization of intangible assets. We expect to continue to report large charges for stock-based compensation over the next two years under current accounting standards. Our anticipated revenue growth may not compensate for these charges and we may not achieve profitability during this time period.

Increased government regulation of various direct marketing channels could adversely affect our business

State government regulation of various direct marketing channels, such as the Internet and telephone, is increasing. New laws and regulations, or new interpretations of existing laws and regulations, could impact us directly or indirectly by preventing our clients from using certain direct marketing methods. New laws and regulations could create limitations on our clients’ ability to market to targeted customers which in turn could decrease the demand for our services and have a material adverse effect on our future operating performance.

Risks Related to the Securities Markets

Our stock price has been and is likely to continue to be volatile and may result in substantial losses for investors

The market price of our common stock has been and is likely to continue to be highly volatile. Since we completed our initial public offering in March 2000, the market price for our common stock has been as high as $40.00 per share and as low as $0.88 per share. Additionally, the stock market in general, and the market for technology-related stocks in particular, has been highly volatile and has been characterized by significant decreases in market prices during 2000, 2001 and 2002. This volatility often has been unrelated to the operating performance of particular companies.

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

Concentration of ownership may limit your ability to influence corporate matters

As of February 28, 2003, our executive officers, directors and 10% shareholders collectively owned approximately 60% of the outstanding shares of our common stock. On February 25, 2003, Digitas commenced a self-tender offer to purchase up to 6,426,735 shares of Digitas common stock. The tender offer will expire on March 25, 2003, unless we extend it. One of our directors and certain of our major stockholders affiliated with other of our directors advised us that they intend to tender 36,977,293 shares in the tender offer. Assuming no additional shares are tendered by other stockholders, and that 6,426,735 shares are purchased by Digitas in the self-tender offer from the one director and major stockholders affiliated with other of our directors who have stated their intention to tender shares, our executive officers, directors and 10% shareholders collectively would own approximately 56% of the outstanding common stock. These shareholders have the power to control the election of our directors, and the approval of any other action requiring the approval of our shareholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. In addition, without the consent of these shareholders, we cannot enter into transactions that could be beneficial to us or our other shareholders. Also, third parties could be discouraged from making a tender offer or bid to acquire Digitas at a price per share that is above the then-current market price.

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

The following table sets forth a summary of unaudited quarterly operating results for each of the eight quarters ended December 31, 2002. This information has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this filing and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. The results for any quarter are not necessarily indicative of future quarterly results of operations, and we believe that period-to-period comparisons should not be relied upon as an indication of performance that may be expected for any future period.

	Three Months Ended: (in thousands)
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
Revenue:
Fee revenue	$51,407	$52,721	$50,245	$49,558	$46,953	$51,033	$60,474	$77,054
Pass-through revenue	40,854	32,798	24,010	19,431	19,661	21,241	29,050	29,829

Total revenue	92,261	85,519	74,255	68,989	66,614	72,274	89,524	106,883
Operating expenses:
Professional services costs	30,780	30,959	29,281	29,410	28,729	38,766	43,576	46,623
Pass-through expenses	40,854	32,798	24,010	19,431	19,661	21,241	29,050	29,829
Selling, general and administrative expense	16,649	16,878	16,958	17,263	17,359	23,702	26,522	27,962
Stock-based compensation	2,220	2,066	2,084	2,077	975	3,430 *	2,267 *	3,475 *
Amortization of intangible assets	177	176	177	176	6,309	6,309	6,310	6,310
Restructuring expenses	—	47,114	—	—	—	24,995	16,893	—

Total operating expenses	90,680	129,991	72,510	68,357	73,033	118,443	124,618	114,199
Income (loss) from operations	1,581	(44,472)	1,745	632	(6,419)	(46,169)	(35,094)	(7,316)
Other income (expense):
Interest income	257	266	215	220	226	268	287	662
Interest expense	(142)	(137)	(144)	(139)	(103)	(108)	(110)	(166)
Other miscellaneous income (expense)	—	—	20	(2)	3	91	4	4

	115	129	91	79	126	251	181	500

Income (loss) before provision for income taxes	1,696	(44,343)	1,836	711	(6,293)	(45,918)	(34,913)	(6,816)
Provision for income taxes	—	(200)	—	—	—	—	—	(148)

Net income (loss)	$1,696	$(44,543)	$1,836	$711	$(6,293)	$(45,918)	$(34,913)	$(6,964)

*	As previously reported in the Company’s Form 10-K for the year ended December 31, 2001, the first, second and third quarters of 2001 have been adjusted from $3,122, $898, and $2,324, respectively, as reported in the Company’s Form 10-Qs filed during 2001.

Certain previously reported amounts have been reclassified to conform to the current year presentation.

Item 8a. Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe that there is any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 27, 2002, the Audit Committee of the Board of Directors of Digitas informed Arthur Andersen LLP (“Arthur Andersen”), the Company’s independent public accountants for the fiscal year ended December 31, 2001, of its decision to no longer engage Arthur Andersen as the Company’s independent public accountants. On April 1, 2002, the Company engaged Ernst & Young LLP to serve as the Company’s independent public accountants for the full year ending December 31, 2002. On April 3, 2002, Digitas filed a Form 8-K announcing this change in independent public accountants.

Arthur Andersen’s reports on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2001, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and 2000, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Arthur Andersen’s letter, dated March 28, 2002, stating its agreement with such statements.

During the fiscal years ended December 31, 2001 and 2000 and through March 27, 2002, the Company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of Registrant

(a) DIRECTORS

Incorporated herein by reference is the information appearing under the captions “Information Concerning Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Digitas definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

(b) EXECUTIVE OFFICERS

Incorporated herein by reference is the information appearing under the caption “Executive Officers” in the Digitas definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing the caption “Executive Compensation” in the Digitas definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Executive Officers and Directors” in the Digitas definitive Proxy Statement for its 2003 Annual Meeting of Stockholders. See Part I Item 5 for information regarding stockholder approved and non-stockholder approved equity compensation plans.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

None.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

15(a)(1) FINANCIAL STATEMENTS

The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

15(a)(2) FINANCIAL STATEMENT SCHEDULES

The following are contained in this annual report on Form 10-K immediately following the Notes to Consolidated Financial Statements:

•	Report of Independent Public Accountants

•	Schedule II: Valuation and Qualifying Accounts

Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

15(a)(3) EXHIBITS

Exhibits are as set forth in the “Index to Exhibits” which follows the Notes to Financial Statements.

15(b) REPORTS ON FORM 8-K

On December 12, 2002, the Company filed a Form 8-K announcing an update of its expected fourth quarter results, the resignation of its president / chief operating officer and the resulting management reorganization.

DIGITAS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Digitas Inc.:

We have audited the accompanying consolidated balance sheet of Digitas Inc. as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedules of Digitas Inc. as of December 31, 2001 and December 31, 2000 and for the two years then ended, were audited by other auditors who have ceased operations and whose report dated January 23, 2002 expressed an unqualified opinion on those statements and schedules before the adjustments described in Note 1.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digitas Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of Digitas Inc. as of December 31, 2001 and December 31, 2000, and for the two years then ended, were audited by other auditors who have ceased operations. As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets” and Emerging Issues Task Force Issue Number 01-14: Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (EITF 01-14). As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142 and the addition of pass-through revenue and expenses for EITF 01-14, which were both adopted as of January 1, 2002. With respect to the adoption of Statement No. 142, we have audited the disclosures in Note 1. With respect to the adoption of EITF 01-14, we have audited the adjustments to the statement of operations. With respect to these adjustments and disclosures, our procedures were limited to (a) agreeing the previously reported revenues, operating expenses and net loss to the previously issued financial statements, (b) agreeing the adjustments to the underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of adjusted revenue and operating expenses and the revised financial statements. In our opinion such disclosures and adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of Digitas Inc. as of December 31, 2001 and December 31, 2000, and for the two years then ended, other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements as of December 31, 2001 and December 31, 2000, and for the two years then ended, taken as a whole.

/s/ Ernst & Young LLP

Boston, Massachusetts

January 27, 2003

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

/s/ Arthur Andersen LLP

Boston, Massachusetts

January 23, 2002

NOTE:

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Digitas Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

DIGITAS

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$68,827	$46,473
Accounts receivable, net of allowance for doubtful accounts of $944 and $2,209 at December 31, 2002 and 2001, respectively	34,920	35,685
Accounts receivable, unbilled	17,986	18,382
Prepaid expenses and other current assets	5,029	7,899

Total current assets	126,762	108,439
Fixed assets, net	30,892	40,625
Goodwill, net	98,130	98,130
Other intangible assets, net	1,411	2,117
Other assets	2,054	2,269

Total assets	$259,249	$251,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,092	$14,091
Current portion of long-term debt	255	231
Billings in excess of cost and estimated earnings on uncompleted contracts	24,685	25,208
Accrued expenses	7,842	9,547
Accrued compensation	17,749	11,299
Accrued restructuring	11,117	10,010
Capital lease obligations	276	662

Total current liabilities	79,016	71,048
Long-term debt, less current portion	563	818
Capital lease obligations, long-term portion	—	278
Accrued restructuring, long-term	39,271	9,550
Other long-term liabilities	315	—

Total liabilities	119,165	81,694
Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at December 31, 2002 and 2001	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 62,510,919 and 60,857,083 shares issued and outstanding at December 31, 2002 and 2001, respectively	625	608
Additional paid-in capital	346,898	345,909
Accumulated deficit	(197,642)	(157,342)
Cumulative foreign currency translation adjustment	(62)	(396)
Deferred compensation	(9,735)	(18,893)

Total shareholders’ equity	140,084	169,886

Total liabilities and shareholders’ equity	$259,249	$251,580

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue:
Fee revenue	$203,931	$235,514	$288,154
Pass-through revenue	117,093	99,781	126,590

Total revenue	321,024	335,295	414,744

Operating expenses:
Professional services costs	120,430	157,694	158,607
Pass-through expenses	117,093	99,781	126,590
Selling, general and administrative expenses	67,748	95,545	99,366
Stock-based compensation	8,447	10,147	14,796
Amortization of intangible assets	706	25,238	36,687
Restructuring expenses	47,114	41,888	—

Total operating expenses	361,538	430,293	436,046

Loss from operations	(40,514)	(94,998)	(21,302)
Other income (expense):
Interest income	958	1,443	2,786
Interest expense	(562)	(487)	(1,871)
Realized gain on investment	15	—	447
Gain (loss) on disposal of fixed assets	—	49	(133)
Other miscellaneous income	3	53	116

Loss before provision for income taxes	(40,100)	(93,940)	(19,957)
Provision for income taxes	(200)	(148)	(1,616)

Loss from continuing operations	(40,300)	(94,088)	(21,573)
Extraordinary loss relating to early extinguishment of debt (net of tax benefit of $175)	—	—	(1,653)

Net loss	$(40,300)	$(94,088)	$(23,226)

Net loss per share—basic and diluted
Loss from continuing operations	$(0.65)	$(1.58)	$(0.38)
Extraordinary loss	—	—	(0.03)

Net loss	$(0.65)	$(1.58)	$(0.41)

Weighted average common shares outstanding
Basic and diluted	62,354	59,514	56,230

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Foreign Currency Translation Adjustment	Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 1999	50,703,479	$—	$208,153	$(40,028)	$—	$(48,289)	$119,836
Comprehensive loss				(23,226)	—		(23,226)
Exercise of stock options	1,015,330	10	1,082				1,092
Deferred stock-based compensation			22,519			(22,519)	—
Stock-based compensation						14,796	14,796
Cancellation of stock options			(7,967)			7,967	—
Issuance of common stock, net of issuance costs	6,358,992	571	136,388				136,959

Balance at December 31, 2000	58,077,801	581	360,175	(63,254)	—	(48,045)	249,457
Net loss				(94,088)			(94,088)
Cumulative foreign currency translation adjustment					(396)		(396)

Total comprehensive loss							(94,484)
Exercise of stock options	2,268,397	22	2,973				2,995
Stock-based compensation						10,147	10,147
Cancellation of stock options			(19,005)			19,005	—
Issuance of common stock	510,885	5	1,766				1,771

Balance at December 31, 2001	60,857,083	608	345,909	(157,342)	(396)	(18,893)	169,886
Net loss				(40,300)			(40,300)
Cumulative foreign currency translation adjustment					334		334

Total comprehensive loss							(39,966)
Exercise of stock options	2,060,985	21	3,000				3,021
Stock-based compensation						8,447	8,447
Cancellation of stock options			(711)			711	—
Issuance of common stock	258,851	3	721				724
Repurchase of common stock	(666,000)	(7)	(2,021)				(2,028)

Balance at December 31, 2002	62,510,919	$625	$346,898	$(197,642)	$(62)	$(9,735)	$140,084

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(40,300)	$(94,088)	$(23,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,743	39,541	46,551
Loss (gain) on disposal of fixed assets	—	(49)	133
Stock-based compensation	8,447	10,147	14,796
Provision for doubtful accounts	—	2,556	609
Noncash restructuring expenses	43,809	23,014	—
Extraordinary loss	—	—	1,653
Changes in operating assets and liabilities:
Accounts receivable	880	28,224	(26,752)
Accounts receivable, unbilled	508	17,532	(10,653)
Prepaid expenses and other current assets	2,923	(672)	356
Other assets	150	662	(1,638)
Accounts payable	2,680	1,977	(3,242)
Billings in excess of costs and estimated earnings on uncompleted contracts	(604)	(7,090)	14,472
Accrued expenses	(1,820)	(8,717)	1,210
Accrued compensation	6,448	(5,550)	2,801
Accrued restructuring	(11,523)	—	—
Other long-term liabilities	58	(31)	(17)

Net cash provided by operating activities	24,399	7,456	17,053

Cash flows from investing activities:
Purchase of fixed assets	(3,057)	(14,635)	(32,695)

Net cash used in investing activities	(3,057)	(14,635)	(32,695)

Cash flows from financing activities:
Principal payments under capital lease obligations	(665)	(633)	(511)
Proceeds from sale leaseback	—	—	645
Payment of notes payable, tenant allowances	(231)	(208)	(190)
Payment of notes payable, bank	—	—	(68,505)
Payment of notes payable, shareholders	—	—	(4,432)
Repurchase of common stock	(2,028)	—	—
Proceeds from issuance of common stock, net of issuance costs	3,745	4,766	138,051

Net cash provided by financing activities	821	3,925	65,058

Effect of exchange rate changes on cash and cash equivalents	191	(130)	—

Net increase (decrease) in cash and cash equivalents	22,354	(3,384)	49,416
Cash and cash equivalents, beginning of period	46,473	49,857	441

Cash and cash equivalents, end of period	$68,827	$46,473	$49,857

Supplemental disclosure of cash flow information:
Cash paid for taxes	$637	$8,097	$1,351
Cash paid for interest	552	398	1,906
Supplemental disclosure of noncash investing and financing activities:
Issuance of notes payable to shareholders	$—	$—	$4,432
Change in par value of common stock (Note 8)	—	—	507
Assets acquired under capital lease obligations	—	58	530
Income tax refund receivable (Note 10)	—	5,600	—

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operations

Digitas is a relationship marketing services provider offering strategy consulting, marketing agency and marketing technology infrastructure services. Digitas helps its clients attract, retain and grow profitable customer relationships.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments purchased with an original maturity of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. The collectibility of outstanding customer invoices is continuously assessed. In estimating the allowance, the Company considers factors such as historical collections, a customer’s current credit-worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from estimates, requiring additional adjustments to the allowance for doubtful accounts.

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

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furniture and fixtures	5-7 years
Computer equipment and software	3-5 years
Capital leases	Lesser of lease term or useful life
Leasehold improvements	Lesser of lease term or useful life

Goodwill

Goodwill is stated at cost less accumulated amortization. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated life of seven years. Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill. SFAS No. 142 requires goodwill to be tested for impairment on an annual basis, and between annual tests in certain circumstances, and written down when impaired. Impairment exists if the carrying value of the reporting unit exceeds the fair value of the reporting unit. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is an initial evaluation for potential impairment, while the second step is a measurement of the amount of the impairment. The Company determined fair value using discounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability. The Company did not incur any impairment to existing intangible assets or goodwill in 2002. The effect of discontinuing the amortization of goodwill on net income and earnings per share for the years ended December 31, 2001 and 2000 is presented below.

	Year Ended December 31,
	2001	2000
Net loss as reported	$(94,088)	$(23,226)
Plus: amortization of goodwill	24,532	24,532

Pro forma net income (loss)	$(69,556)	$1,306

Basic and diluted net loss per share, as reported	$(1.58)	$(0.41)
Plus: amortization of goodwill	0.41	0.43

Pro forma basic and diluted net income (loss) per share	$(1.17)	$0.02

Other Intangible Assets

Other intangible assets are stated at cost less accumulated amortization. As of December 31, 2002, other intangible assets consist of favorable leases, which represents the difference between the fair market value of the new leases signed on the purchase date in conjunction with the recapitalization and the actual leases in existence. Other intangible assets are amortized on a straight-line basis over their estimated lives. The estimated life of the favorable leases is six years.

Internal Use Software

American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” was adopted, effective January 1, 1999. The Company capitalizes external costs related to software and implementation services in connection with its internal use software systems.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from each of such assets compared to the original estimates used in measuring the assets. To the extent impairment is identified, the Company reduces the carrying value of such impaired assets to fair value based on estimated discounted future cash flows.

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

Fee Revenue Recognition

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pass-through Revenue and Expenses

The Company incurs significant reimbursable costs, such as payments to vendors for media and production services and postage and travel-related expenses, on behalf of clients. In accordance with the client agreements, there is no markup on reimbursable costs and the client’s approval is required prior to the Company incurring them. Although the Company actively mitigates its credit risk related to these pass-through costs and its customers participate in the management of such vendor relationships, Digitas is often the sole party that contracts with these vendors. Effective January 1, 2002, upon adoption of the Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” the Company reports pass-through costs incurred as a component of revenue and as a component of operating expenses in the statement of operations. Prior periods have been reclassified to comply with the guidance in Issue No. 01-14. The effect of the accounting change was to increase revenue for the years ended December 31, 2001 and 2000 by $100 million and $117 million, respectively, with an equivalent increase in expenses for each of these periods. This accounting change had no effect on net income, earnings per share, or cash from operations. Included in accounts receivable and unbilled accounts receivable are reimbursable costs.

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

	December 31,
	2002	2001	2000
Weighted average common shares outstanding	62,354,183	59,513,657	56,229,640
Dilutive effect of options and warrants	—	—	—

Diluted weighted average common shares outstanding	62,354,183	59,513,657	56,229,640

For the three years ended December 31, 2002, 2001 and 2000, the Company incurred net losses; as a result, options and warrants totaling approximately 31,901,420, 33,382,534, and 31,071,626, respectively, were not included in the computations of diluted net loss per share, as their effects would have been antidilutive.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based Compensation

The Company applies the intrinsic method of Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its employee stock option plans. The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Had compensation cost for the 1998, 1999 and 2000 stock option plans (excluding exchanged shares) been determined using the fair value method at the grant dates, the effect on the Company’s net loss and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

	2002	2001	2000
Net loss, as reported	$(40,300)	$(94,088)	$(23,226)
Plus: Stock-based compensation included in reported net loss, net of tax	8,447	10,147	14,796
Less: Stock-based compensation expense under fair value method, net of tax	(22,400)	(18,531)	(19,593)

Pro forma net loss	$(54,253)	$(102,472)	$(28,023)

Basic and diluted net loss per share, as reported	$(0.65)	$(1.58)	$(0.41)
Pro forma basic and diluted net loss per share	$(0.87)	$(1.72)	$(0.50)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2002, 2001 and 2000: volatility of 65%, no expected dividend yield; risk-free interest rates of 3.41%, 4.91% and 6.15% in 2002, 2001 and 2000, respectively; and expected lives of five years.

Foreign Currency Translation

Monetary assets and liabilities of the Company’s foreign branch are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historic exchange rates. Income and expenses are remeasured at the average exchange rate for the period. Transaction gains and losses are reflected in selling, general and administrative expenses in the statement of operations. Transaction gains were approximately $205,000 for the year ended December 31, 2002. Transaction losses were approximately $19,000 and $129,000 for the years ended December 31, 2001 and 2000, respectively.

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

Comprehensive Income

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” All components of comprehensive income are reported in the financial statements in the period in which they are recognized. The Company’s comprehensive income is comprised of net income and foreign currency translation adjustment.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that all business combinations in the scope of that Statement be accounted for using one method, the purchase method. SFAS No. 141 supersedes APBO No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 has not had a material impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim requirements are effective for interim periods beginning after December 15, 2002. The Company does not plan to transition to the fair value method of accounting for its stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company’s results of operations or financial position. The Company has adopted the disclosure provisions as of December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that the adoption of FIN 46 will have a material effect on the Company’s results of operations or financial position.

1. RESTRUCTURING EXPENSES

During the year ended December 31, 2001, the Company recorded restructuring expenses totaling $41.9 million, consisting of $16.7 million for workforce reduction and related costs and $25.2 million for the consolidation of facilities and abandonment of related leasehold improvements. These restructuring charges were taken to align the Company’s cost structure with changing market conditions and decreased demand for services.

The Company leases approximately 600,000 square feet of office space under various operating leases and has identified approximately 300,000 square feet of that space as excess space. During 2001, Digitas recognized $25.2 million in real estate related charges. This represented the Company’s estimate of future obligations under the terms of the leases for the excess space less anticipated income from subleasing activities. In determining this estimate, the Company evaluated its potential to sublease this excess space and its ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of office space.

During 2002, the Company recorded restructuring expenses totaling $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were taken to further align the Company’s cost structure with changing market conditions and to update estimates originally made in 2001 for current information.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2002, the Company determined that it would be unable to dispose of its excess office space in Boston, New York and San Francisco within its original assumptions. As a result, the Company recorded a restructuring expense of $39.2 million to reflect the revised estimate of its expected future obligations under the terms of these leases less anticipated income from subleasing activities. The change in estimate is related to changes in estimated future sublease rates and terms. These sublease estimates, which were made in connection with the Company’s real estate advisers, are based on current and projected conditions in the real estate and economic markets in which the Company has excess office space. In addition, the Company recorded restructuring expenses of $4.6 million for costs related to the closure of its Miami and Salt Lake City facilities, which are included in the 300,000 square feet of excess space.

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

The following is a summary of restructuring activity for the years ended December 31, 2002 and 2001:

	Workforce Reduction and Related Costs	Consolidation of Facilities	Total
Accrued restructuring at December 31, 2000	$—	$—	$—
Restructuring expenses 2001	16,689	25,199	41,888
Utilization 2001	(12,982)	(9,346)	(22,328)

Accrued restructuring at December 31, 2001	3,707	15,853	19,560
Restructuring expenses 2002	3,311	43,803	47,114
Utilization 2002	(5,530)	(10,756)	(16,286)

Accrued restructuring at December 31, 2002	$1,488	$48,900	$50,388

For the years ended December 31, 2002 and 2001, cash expenditures related to restructuring activities were $15.3 million and $18.9 million, respectively. As of December 31, 2002, total remaining cash expenditures related to restructuring activities were $41.7 million. Approximately $9.7 million in cash expenditures are expected in fiscal 2003, and the remaining cash expenditures of approximately $32.0 million, primarily related to real estate rental obligations, are expected over the next ten years.

3. FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2002	2001
Furniture and fixtures	$16,429	$16,357
Computer equipment and software	37,458	41,068
Leasehold improvements	22,860	22,450
Capital leases	2,668	2,681

	79,415	82,556
Less accumulated depreciation	(48,523)	(41,931)

	$30,892	$40,625

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was approximately $11,974,000, $14,242,000 and $9,762,000, respectively.

4. GOODWILL

Goodwill consists of the following:

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2002	2001
Goodwill	$171,726	$171,726
Less accumulated amortization	(73,596)	(73,596)

	$98,130	$98,130

Amortization of goodwill for each of the years ended December 31, 2001 and 2000 was approximately $24,532,000. Effective January 1, 2002, with the adoption of SFAS No. 142, the Company no longer amortizes goodwill.

5. OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

	December 31,
	2002	2001
Favorable leases	$4,234	$4,234
Less accumulated amortization	(2,823)	(2,117)

	$1,411	$2,117

Amortization of other intangible assets for the years ended December 31, 2002, 2001 and 2000 was approximately $706,000, $706,000, and $12,155,000, respectively. Other intangible assets during the year ended December 31, 2000 also included assembled workforce, which was fully amortized by the end of that year and the cost and related accumulated amortization written off. Amortization expense for the years ended December 31, 2003 and 2004 is expected to be $706,000 per year.

6. ACCRUED COMPENSATION

Accrued compensation consists of the following:

	December 31,
	2002	2001
Accrued bonus	$11,500	$5,500
Other accrued compensation	6,249	5,799

	$17,749	$11,299

7. DEBT

Term Loan

In March 2000 the Company completed an initial public offering. A portion of the proceeds was used to retire a $68,505,000 term loan balance due December 2004. This early extinguishment of debt resulted in an extraordinary loss of $1,653,000 (net of a tax benefit of $175,000), which is included in the statement of operations for the year ended December 31, 2000.

Credit Agreements

Effective September 2001, the Company amended its existing credit facility originally dated July 25, 2000. The amended agreement allows the Company to borrow up to $20 million, less any amounts committed under outstanding standby letters of credit. The credit facility expires on July 25, 2003. Amounts borrowed under the revolving credit facility bear interest at either the Prime Rate or at a Eurocurrency rate plus an applicable margin of 2.50%—3.00%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit. Effective September 2002, the Company further amended its credit facility. This amendment changed certain restrictive financial covenants, which include a maximum leverage ratio, a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level, a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity level, and a maximum annual capital expenditure level. As of December 31, 2002, the Company was in compliance with all of its covenants.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the credit facility are secured by substantially all the assets of the Company.

At December 31, 2002, the Company had no borrowings under the revolving credit facility and approximately $11.7 million outstanding under standby letters of credit, leaving $8.3 million available for future borrowings. As described in Note 17, the credit facility was amended in February 2003.

Notes Payable, Tenant Allowances

Since 1995, the Company has received tenant allowances, which are required to be reimbursed to the landlord through 2005. Interest expense recognized in relation to these notes amounted to $94,000, $116,000, and $136,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

8. SHAREHOLDERS’ EQUITY

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

Stock Repurchase Program

In June 2002, the Board of Directors authorized the repurchase of up to $20 million of common stock under its common stock repurchase program. During the year ended December 31, 2002, the Company repurchased 666,000 shares of common stock at an average price of approximately $3.04 for an aggregate purchase price of approximately $2,028,000.

9. STOCK-BASED COMPENSATION

Common Stock Options

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

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2002, 16,640,606 shares of common stock were available for future grant and 47,762,026 shares of common stock were reserved for future issuance under the Company’s option plans.

The following table summarizes stock option activity under the 1998, 1999 and 2000 Plans:

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Options outstanding at beginning of period	32,602,534	$3.56	30,291,626	$3.79	28,308,972	$2.66
Options granted	2,439,310	4.16	9,325,490	4.24	4,551,458	11.82
Options exercised	(2,060,985)	1.47	(2,268,397)	1.32	(1,015,330)	1.08
Options canceled	(1,859,439)	6.71	(4,746,185)	6.13	(1,553,474)	8.55

Options outstanding at end of period	31,121,420	$3.55	32,602,534	$3.56	30,291,626	$3.79

Weighted-average fair value of options granted during the year at fair market value		$2.38		$2.62		$8.40
Weighted-average fair value of options granted during the year below fair market value						$14.21

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding at December 31, 2002	Weighted-average remaining contractual life (in years)	Weighted- average exercise price	Number exercisable at December 31, 2002	Weighted- average exercise price
$ 0.94 – $ 2.19	9,389,036	5.8	$ 1.17	9,313,993	$ 1.17
$ 2.40 – $ 3.10	12,144,485	6.8	2.71	4,867,386	2.69
$ 3.26 – $ 4.95	4,069,836	8.2	4.37	1,884,939	4.71
$ 5.35 – $ 8.74	1,528,118	8.3	5.59	1,093,267	5.56
$ 8.75 – $ 8.97	3,314,958	6.6	8.76	2,439,075	8.76
$12.50 – $16.88	433,987	7.3	15.14	239,219	15.04
$18.00 – $24.00	241,000	7.5	18.51	135,587	18.51

$ 0.94 – $24.00	31,121,420	6.8	$ 3.55	19,973,466	$ 3.32

In addition to the recapitalization, during 2000 and 1999, the Company issued 2,438,000 and 8,360,000 stock options, respectively, to employees at exercise prices ranging from $2.52 to $8.75, which at the time of the grant were below the fair market value of the Company’s common stock. As a result of these option grants, the Company has recorded deferred compensation expense, which represents the aggregate difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes for grants to employees. These amounts are recognized as compensation expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $8.4 million, $10.1 million and $14.8 million, respectively, during the years ended December 31, 2002, 2001 and 2000, related to these options.

Common Stock Warrants

During the year ended December 31, 1999, the Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $2.52 per share. Subsequently, during the same year, the Board of Directors authorized the Company to repurchase warrants to purchase 120,000 of these shares. The remaining warrants are fully exercisable and expire in January 2009.

10. INCOME TAXES

The components of loss before income taxes and the provision for income taxes are as follows:

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2002	2001	2000
Loss before income taxes	$(40,100)	$(93,940)	$(19,957)
Benefit from (provision for) income taxes
Federal
Current	(14,039)	(27,261)	(6,080)
Deferred	12,883	29,923	4,788

Total federal	(1,156)	2,662	(1,292)
State
Current	(2,007)	(4,697)	(2,195)
Deferred	2,963	1,887	1,871

Total state	956	(2,810)	(324)

Provision for income taxes	$(200)	$(148)	$(1,616)

The reconciliation of income tax computed at statutory rates to the effective rate is as follows:

	December 31,
	2002	2001	2000
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.5	4.8	5.0
Goodwill and other permanent differences	(0.3)	7.0	(11.4)
Change in valuation allowance	(39.7)	(47.0)	(35.6)

Effective tax rate	(0.5)%	(0.2)%	(7.0)%

The tax effects of temporary differences that give rise to a significant portion of the deferred income tax assets (liabilities), net, are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Amortization of intangibles	$20,962	$24,805
Accrued expenses	7,636	4,973
Stock-based compensation	15,772	12,376
Allowance for doubtful accounts	380	447
Depreciation	999	836
Restructuring charge	19,251	7,863
Net operating loss carryforward	15,169	12,970

Total deferred tax assets	80,169	64,270

Net deferred tax asset	80,169	64,270
Valuation allowance	(79,969)	(64,122)

Total	$200	$148

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

At December 31, 2002 the Company has available federal and various state net operating loss carryforwards of approximately $37,000,000 beginning to expire in 2020. At December 31, 2002, a full valuation allowance has been recorded.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The December 31, 2001 deferred tax assets have been grossed up to recognize the tax consequences associated with the increase to the net operating loss carryforward of approximately $9,000,000. These amounts are fully reserved and accordingly have no impact on the financial statements.

A receivable of approximately $293,000 and $5,600,000 related to the carryback of 2001 losses is included in other current assets at December 31, 2002 and 2001, respectively.

11. EMPLOYEE BENEFIT PLANS

Effective December 1999, the Board of Directors and shareholders adopted the 2000 Employee Savings Plan (the “2000 Savings Plan”). This plan provides for a discretionary Company match of employee contributions, up to 4%, subject to certain IRS restrictions. For the years ended December 31, 2002, 2001 and 2000, the Company incurred approximately $0.8 million, $2.4 million and $3.2 million, respectively, representing matching contributions and administrative expenses related to the 2000 Savings Plan. In addition, the Company has an employee stock purchase plan, under which a total of up to 2,200,000 shares of common stock are authorized to be sold to participating employees. Participating employees may purchase shares of common stock at 85% of the stock’s fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee’s base compensation.

12. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, the Company provided approximately $52,000 in services to a client whose chairman and founder is a current director of Digitas and shareholder of greater than ten percent of the Company’s outstanding common stock. All services were provided to this company at arms-length business terms.

13. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Prior to the initial public offering, the Company entered into interest rate swap agreements to fix interest rates on portions of existing long-term debt and to mitigate the effect of changes in interest rates on earnings. The Company entered into separate agreements on February 22 and 24, 1999, each for a notional amount of $20.0 million and each having a maturity date of February 2001. Under the terms of the agreements, the Company locked in fixed rates of 5.36% and 5.30% on the notional amounts and the Company compensated the financial institution or was compensated by the financial institution for the differential between the fixed rates and the current LIBOR rate. Through March 14, 2000, the interest rate differential payable or receivable on the agreements was recognized on an accrual basis as an adjustment to interest expense. Immediately following the initial public offering, the Company repaid the entire outstanding term loan balance with the bank. As a result, the interest rate swap agreements were no longer considered necessary as a hedge. These interest rate swap agreements were terminated in April 2000 at a total value of $447,000. A realized gain on investments of $447,000 is included in the statement of operations for the year ended December 31, 2000.

14. SEGMENTS AND RELATED INFORMATION

The Company manages its business as one segment. Accordingly, the financial information disclosed in these financial statements represents the material financial information related to the Company’s single operating segment.

The Company attempts to limit its concentration of credit risk by securing clients with significant assets or liquidity. While the Company enters into written agreements with its clients, such contracts are typically terminable between 30 and 90 days notice. Management believes a loss of any one of its significant clients or any significant reduction in the use of its services by a major client could have a material adverse effect on the Company’s business, financial condition and results of operations. During the years ended December 31, 2002, 2001 and 2000, the Company’s top ten clients represent 78%, 74% and 85%, respectively, of the Company’s total fee revenue. The table below summarizes customers that individually comprise greater than 10% of the Company’s fee revenue.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Customer
	A	B	C
2002	12%	18%	23%
2001	*	19%	20%
2000	*	19%	16%

*	Less than 10% in year presented

15. COMMITMENTS AND CONTINGENCIES

Capitalized Leases

The Company has certain noncancelable leases to finance telephone equipment, copier equipment and software. The total capitalized cost of the assets subject to capital leases was approximately $2,668,000 and $2,681,000 with accumulated amortization of approximately $2,273,000 and $1,663,000 as of December 31, 2002 and 2001, respectively.

Other Lease Obligations

The Company leases office facilities and certain office equipment under cancelable and noncancelable operating lease agreements expiring at various dates through July 2015. Certain of the facility leases contain renewal options and escalation clauses.

The Company leases office space under noncancelable operating leases. Rent expense, including amounts described above, consisting of minimum lease payments under noncancelable operating leases amounted to approximately $10,362,000, $14,936,000, and $13,713,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Portions of the Company’s space are sublet to other tenants under leases expiring during the next one to ten years. For the years ended December 31, 2002, 2001 and 2000, the Company’s rent expense was partially offset by tenant income of approximately $1,900,000, $800,000, and $119,000, respectively. The future minimum rental payments required under capital and operating leases as of December 31, 2002 are as follows:

	Capital Leases		Operating Leases
2003		$284	$23,275
2004		—	23,498
2005		—	23,279
2006		—	11,554
2007		—	10,787
Thereafter		—	36,279

Total minimum rental payments required		284	$128,672

Less amount representing interest		(8)

Present value of net minimum lease payments		276
Less current maturities		(276)

Long-term obligations, capital lease	$	_-

Minimum payments have not been reduced by minimum sublease income of $16,179,000 due in the future under noncancelable subleases.

16. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. The Company believes it is not currently a party to any such claims or proceedings, which, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against the Company’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claims against the Company were dismissed. The Company believes that the remaining claims against it are without merit and intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

17. SUBSEQUENT EVENTS

On February 25, 2003, the Company announced that it commenced a self-tender offer to purchase up to 6,426,735 shares of its common stock at a purchase price of $3.89 per share, for an aggregate purchase price of up to approximately $25 million. The offer expires March 25, 2003, unless the Company extends the offer. If more than 6,426,735 shares are tendered, the Company will purchase shares from each tendering shareholder on a pro rata basis. All shares tendered but not repurchased by the Company will be returned promptly to the shareholder.

Concurrently, the Company executed a fourth amendment to its credit facility originally dated July 25, 2000. The amendment extended the expiration date of the credit facility from July 25, 2003 to February 23, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 14, 2003.

DIGITAS INC.

By:	/s/ JEFFREY J. COTE
Jeffrey J. Cote Chief Financial Officer and Chief Operating Officer

I, Jeffrey J. Cote, certify that:

1.	I have reviewed this annual report on Form 10-K of Digitas Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective action s with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Jeffrey J. Cote
Name:	Jeffrey J. Cote
Title:	Chief Financial Officer and Chief Operating Officer

I, David W. Kenny, certify that:

1.	I have reviewed this annual report on Form 10-K of Digitas Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective action s with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ David W. Kenny
Name:	David W. Kenny
Title:	Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To Digitas Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Digitas Inc. for the years ended December 31, 2001 and 2000 included in this Form 10-K and have issued our report thereon dated January 23, 2002.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Boston, Massachusetts

January 23, 2002

NOTE:

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Digitas Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

DIGITAS

FINANCIAL STATEMENT SCHEDULE

Schedule II: Valuation and Qualifying Accounts

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Expense	Write-offs	Balance at End of Period
Year ended December 31, 2000	$1,053	$609	$243	$1,419
Year ended December 31, 2001	$1,419	$2,557	$1,767	$2,209
Year ended December 31, 2002	$2,209	$—	$1,265	$944

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

NAME	CAPACITY	DATE
/s/ DAVID W. KENNY David W. Kenny	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 14, 2003

/s/ JEFFREY J. COTE Jeffrey J. Cote	Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)	March 14, 2003

/s/ GREGOR S. BAILAR Gregor S. Bailar	Director	March 14, 2003

/s/ MICHAEL E. BRONNER Michael E. Bronner	Director	March 14, 2003

/s/ JOHN L. BUNCE, JR. John L. Bunce, Jr.	Director	March 14, 2003

/s/ PATRICK J. HEALY Patrick J. Healy	Director	March 14, 2003

/s/ PHILIP U. HAMMARSKJOLD Philip U. Hammarskjold	Director	March 14, 2003

/s/ ARTHUR KERN Arthur Kern	Director	March 14, 2003

INDEX TO EXHIBIT

Exhibit No.	Exhibit Index Title	Method of Filing
2.1	Agreement and Plan of Merger between Between Bronner Slosberg Humphrey Co. and BSH Inc. dated December 19, 2001	Incorporated by reference to Exhibit 3.1 to the Annual Report of Form 10-K for the year ended December 31, 2001

3.1	Amended and Restated Certificate of Incorporation of Digitas Inc.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

3.2	By-laws of Digitas Inc.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

4.1	Specimen certificate for shares of common stock, $.01 par value, of Digitas Inc.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.1	The Bronner Slosberg Humphrey Co. 1998 Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.2	The Bronner Slosberg Humphrey Co. 1999 Option Plan	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.3	Form of 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.4	Form of 2000 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.5

Lease Agreement, dated as of May 31, 1995, by and between The Prudential Insurance Company of America and Bronner Slosberg Humphrey Inc. (including amendment numbers 1-6, each dated as of May 31, 1995)

Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.6	Seventh Amendment to Lease, dated as of March 29, 1999, by and between BP Prucenter Acquisition, LLC and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.7	Eight Amendment to Lease, dated as of July 30, 1999, by and between BP Prucenter Acquisition, LLC and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

INDEX TO EXHIBIT

Exhibit No.	Exhibit Index Title	Method of Filing
10.8	Sublease, dated as of December 22, 1997, by and between EMI Entertainment World, Inc., and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.9	Sublease, dated as of March 22, 1999, by and between EMI Music, Inc. and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.10	Agreement of Sublease, dated as of April 29, 1999, by and between Warner Music Group Inc. and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.11	Agreement of Sublease, dated as of November 15, 1999, by and between Bill Communications, Inc. and Bronnercom, LLC	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

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

10.14	Lease Agreement, dated as of July 24, 2000, by and between M&S Balanced Property Fund, L.P. and Digitas Inc.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.15	Master Security Agreement, dated September 27, 2000, by and among Digitas LLC and Fleet Capital Corporation	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.16	Warrant Agreement, dated as of January 6, 1999, by and between Bronner Slosberg Humphrey Co. and Positano Partners Ltd.	Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.17	First Amendment to 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on April 3, 2001.

10.18	Employment Agreement, dated as of January 6, 1999, by and between David W. Kenny and Bronner Slosberg	Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (SEC File No.

INDEX TO EXHIBIT

Exhibit No.	Exhibit Index Title	Method of Filing
	Humphrey, LLC	333-93585), as amended, as filed with the Securities and Exchange Commission

10.19	Employment Agreement, dated as of January 6, 1999, by and between Michael Ward and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.20	Advertising Agreement, dated as of January 19, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey	Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.21	General Agreement, dated as of April 12, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey	Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.22	Advertising Agreement, dated as of April 12, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey (including the Agreement Amendment, dated as of May 12, 1999)	Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

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

10.24	Direct Marketing Agreement, dated as of July 24, 1997, by and between Cellular Telephone Company (d/b/a AT&T Wireless Services, Northeast Region) and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.25	Letter of Engagement, dated as of July 1, 1999, by and among AT&T Interactive Group, AT&T Corporation, and Strategic Interactive Group	Incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.26	Marketing & Advertising Services Agreement, dated as of January 1, 2000, by and between Bronnercom, LLC and General Motors Corporation	Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.27	Agreement 2000 Compensation, dated as of January 5, 2000, by and between General Motors Corporation, Oldsmobile Division and Bronnercom, LLC	Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.28	Advertising/Marketing Promotion Agency Agreement, dated as of October 1, 1997, by and between American Express Travel Related Services Company, Inc. and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

INDEX TO EXHIBIT

Exhibit No.	Exhibit Index Title	Method of Filing
10.29	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

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

Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.38	Amendment to Digitas LLC Employee Savings Plan effective January 1, 2002	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.39	Amendment to Digitas LLC Employee Savings Plan effective May 1, 2001	Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2001

INDEX TO EXHIBIT

Exhibit No.	Exhibit Index Title	Method of Filing
10.40

Second Amendment to Revolving Credit Agreement, dated November 26, 2001, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Co., and BSH Holding LLC (as guarantors)

Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2001

10.41

Third Amendment to Revolving Credit Agreement, dated September 30, 2002, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as guarantors)

Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002

10.42

Fourth Amendment to Revolving Credit Agreement, dated February 24, 2003, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC(as guarantors)

Filed herewith

10.43	Form of Executive Employment Agreement	Filed herewith

10.44	Consulting Agreement, dated January 9, 2003, by and between Michael Ward and Digitas LLC	Filed herewith

10.45	The Digitas LLC Deferred Compensation Plan, dated as of January 1, 2003	Filed herewith

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated March 28, 2002	Incorporated by reference to Exhibit 16 to the Registration Statement on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on April 2, 2002

21.1	Subsidiaries of Digitas Inc.	Filed herewith

23.1	Consent of Independent Auditors	Filed herewith

23.2	Information Regarding Consent of Arthur Andersen LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page hereto

99.1	Letter to the Securities and Exchange Commission Pursuant to Temporary Note 3T	Incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2001