Form 10-Q
period 2003-03-31
DIGITAS INC
filed 2003-05-15
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 000-29723

DIGITAS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3494311
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Prudential Tower 800 Boylston Street, Boston, Massachusetts	02199
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 617-867-1000

NA

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of April 30, 2003 there were 57,964,270 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

March 31, 2003

PART I.    FINANCIAL INFORMATION

Item	1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002

Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Revenue:
Fee revenue	$52,260	$49,558
Pass-through revenue	26,898	19,431

Total revenue	79,158	68,989
Operating expenses:
Professional services costs	30,588	29,410
Pass-through expenses	26,898	19,431
Selling, general and administrative expenses	16,948	17,263
Stock-based compensation	1,825	2,077
Amortization of intangible assets	176	176

Total operating expenses	76,435	68,357
Income from operations	2,723	632
Other income (expense):
Interest income	230	220
Interest expense	(134)	(139)
Other miscellaneous income (expense)	2	(2)

Income before provision for income taxes	2,821	711
Provision for income taxes	189	—

Net income	$2,632	$711

Net income per share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01
Weighted-average common shares outstanding:
Basic	63,166	61,411
Diluted	69,157	70,456

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$48,330	$68,827
Accounts receivable, net of allowance for doubtful accounts of $906 and $944 at March 31, 2003 and December 31, 2002, respectively	28,796	34,920
Accounts receivable, unbilled	16,952	17,986
Prepaid expenses and other current assets	4,557	5,029

Total current assets	98,635	126,762
Fixed assets, net	28,527	30,892
Goodwill, net	98,130	98,130
Intangible assets, net	1,235	1,411
Other assets	2,324	2,054

Total assets	$228,851	$259,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,609	$17,092
Current portion of long-term debt	261	255
Billings in excess of cost and estimated earnings on uncompleted contracts	23,520	24,685
Accrued expenses	9,749	7,842
Accrued compensation	19,730	17,749
Accrued restructuring	11,691	11,117
Capital lease obligations	125	276

Total current liabilities	71,685	79,016
Long-term debt, less current portion	495	563
Accrued restructuring, long-term	35,939	39,271
Other long-term liabilities	350	315

Total liabilities	108,469	119,165
Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 57,381,148 and 62,510,919 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	574	625
Additional paid-in capital	322,096	346,898
Accumulated deficit	(195,010)	(197,642)
Cumulative foreign currency translation adjustment	(107)	(62)
Deferred compensation	(7,171)	(9,735)

Total shareholders’ equity	120,382	140,084

Total liabilities and shareholders’ equity	$228,851	$259,249

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$2,632	$711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,651	3,613
Stock-based compensation	1,825	2,077
Changes in operating assets and liabilities:
Accounts receivable	6,119	5,801
Accounts receivable, unbilled	1,015	(3,797)
Other current assets	465	277
Other assets	(290)	(85)
Accounts payable	(10,480)	(5,216)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,150)	4,285
Accrued expenses	1,921	(147)
Accrued compensation	1,981	2,429
Accrued restructuring	(2,330)	(4,996)
Other long-term liabilities	35	—

Net cash provided by operating activities	4,394	4,952
Cash flows from investing activities:
Purchase of fixed assets	(564)	(335)

Net cash used in investing activities	(564)	(335)
Cash flows from financing activities:
Principal payments under capital lease obligations	(151)	(192)
Payment of note payable, tenant allowances	(62)	(56)
Proceeds from issuance of common stock	1,819	2,008
Repurchase of common stock, including transaction costs	(25,933)	—

Net cash provided by (used in) financing activities	(24,327)	1,760
Effect of exchange rate changes on cash and cash equivalents	—	(47)

Net increase (decrease) in cash and cash equivalents	(20,497)	6,330
Cash and cash equivalents, beginning of period	68,827	46,473

Cash and cash equivalents, end of period	$48,330	$52,803

Supplemental disclosure of cash flow information:
Cash paid for taxes	$302	$673
Cash paid for interest	111	110

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Digitas Inc. (the “Company”) in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for that period. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods presented. The results for these periods are not necessarily indicative of the results for any future reporting period, including the fiscal year. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from these estimates.

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

For the three months ended March 31, 2003 and 2002, the share numbers used in computing diluted earnings per share include the weighted average number of common shares outstanding plus 5,991,509 and 9,045,823 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants.

3.    COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income	$2,632	$711
Change in cumulative foreign currency translation adjustment	(45)	(224)

Comprehensive income	$2,587	$487

The components of other comprehensive income are cumulative foreign currency translation adjustments of ($107,000) and ($62,000) at March 31, 2003 and December 31, 2002, respectively.

4.    RESTRUCTURING AND RELATED CHARGES

The following is a summary of restructuring activity since December 31, 2002:

	Accrued Restructuring at December 31, 2002	Utilization 2003	Accrued Restructuring at March 31, 2003
Workforce reduction and related costs	$1,488	$(263)	$1,225
Consolidation of facilities	48,900	(2,495)	46,405

Total	$50,388	$(2,758)	$47,630

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

During the year ended December 31, 2002, the Company recorded restructuring expenses totaling $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were taken to further align the Company’s cost structure with changing market conditions and to update estimates originally made in 2001 for current information.

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

During the third quarter of 2002, the Company determined that it would be unable to dispose of its excess office space in Boston, New York and San Francisco within its original assumptions. As a result, the Company recorded a restructuring expense of $39.2 million to reflect the revised estimate of its expected future obligations under the terms of these leases less anticipated income from subleasing activities. The change in estimate is related to changes in estimated future sublease rates and terms. These sublease estimates, which were made in connection with the Company’s real estate advisers, are based on current and projected conditions in the real estate and economic markets in which the Company has excess office space. In addition, the Company recorded real estate related restructuring expenses of $4.6 million for costs related to the closure of its Miami and Salt Lake City facilities, which are included in the 300,000 square feet of excess space.

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

For the quarter ended March 31, 2003, cash expenditures related to restructuring activities were $2.4 million. As of March 31, 2003, total remaining cash expenditures related to restructuring activities were $39.1 million. Approximately $2.1 million in cash expenditures are expected in the second quarter of 2003, and the remaining cash expenditures of approximately $37.0 million, primarily related to real estate rental obligations, are expected to be made over the next nine years.

5.    DEBT

Effective February 24, 2003, the Company executed a fourth amendment to its credit facility originally dated July 25, 2000. The amendment extended the expiration date of the credit facility from July 25, 2003 to February 23, 2006. In addition, the amendment changed certain restrictive financial covenants, including minimum EBITDA, minimum net income, the fixed charge coverage ratio, the ratio of total funded indebtedness to EBITDA, and the maximum leverage ratio.

6.    STOCK REPURCHASE PROGRAM

In June 2002, the Board of Directors authorized the repurchase of up to $20 million of common stock under its common stock repurchase program. During the year ended December 31, 2002, the Company repurchased approximately $2,028,000 of its common stock. No shares were repurchased under this program for the three months ended March 31, 2003.

7.    SELF-TENDER OFFER

In March 2003, the Company completed a self-tender offer to purchase 6,426,735 shares of its common stock at a purchase price of $3.89 per share for an aggregate purchase price of $25.0 million. All shares repurchased were immediately retired. Transaction costs related to the repurchase were $933,000.

8.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the provisions of APBO No. 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” (“FIN 44”) and presents the pro forma disclosures required by SFAS No. 123 as amended by SFAS No. 148.

Had compensation cost for the 1998, 1999 and 2000 stock option plans (excluding exchanged shares) been determined using the fair value method at the grant dates, the effect on the Company’s net income and earnings per share for the quarters ended March 31, 2003 and 2002 would have been as follows:

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$2,632	$711
Plus: Stock-based compensation included in reported net loss, net of tax	1,825	2,077
Less: Stock-based compensation expense under fair value method, net of tax	(5,173)	(8,305)

Pro forma net loss	$(716)	$(5,517)

Basic and diluted net income per share, as reported	$0.04	$0.01
Pro forma basic and diluted net loss per share	$(0.01)	$(0.09)

9.    LEGAL PROCEEDINGS

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

10.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the financial position or results of operations of the Company.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that the adoption of FIN 46 will have a material effect on the Company’s results of operations or financial position.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We review and update these estimates, including those related to revenue recognition, the allowance for doubtful accounts, goodwill, stock-based compensation and restructuring, on an ongoing basis. We base our estimates on historical experience, and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and assumptions have remained substantially unchanged since December 31, 2002. For a detailed discussion of our critical accounting policies and estimates see our Annual Report on Form 10-K for the Year Ended December 31, 2002, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations “Critical Accounting Policies and Estimates.”

Results of Operations

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenue. Total net revenue for the three months ended March 31, 2003 increased by $10.2 million, or 15%, to $79.2 million from $69.0 million for the same period in 2002. Total fee revenue for the three months ended March 31, 2003 increased by $2.7 million, or 5%, to $52.3 million from $49.6 million for the same period in 2002. These increases in fee revenue are due to an increase in demand for our services, although spending levels in our customer base remain conservative, reflecting caution regarding an economic recovery.

Some of our clients agree to give us performance based discretionary bonuses. We recognize bonus revenue in the period that we are informed of the bonus award. Contractually we are informed of those bonuses in the first two quarters of each fiscal year and, accordingly, expect that our revenue in those quarters will be positively impacted compared to the subsequent two quarters.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended March 31, 2003, our three largest clients accounted for approximately 57% of our fee revenue and our largest client accounted for approximately 23% of our fee revenue. Management believes that a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition, and results of operations.

Professional services costs. Professional services costs for the three months ended March 31, 2003 increased $1.2 million, or 4%, to $30.6 million from $29.4 million in the same period of 2002. Professional services costs represented 59% of fee revenue in the three months ended March 31, 2003 and 2002. We believe that the rate of our professional services costs for the remainder of 2003 will approximate that for the first quarter of 2003. Pass-through expenses for the three months ended March 31, 2003 increased $7.5 million, or 39%, to $26.9 million from $19.4 million in the same period of 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2003 decreased $0.4 million, or 2%, to $16.9 million from $17.3 million in the same period of 2002. Selling, general and administrative expenses decreased to 32% of fee revenue in the three months ended March 31, 2003 from 35% of fee revenue in the same period of 2002. The decrease in selling, general and administrative expenses as a percentage of fee revenue is due to the increase in fee revenue, which is the result of increased demand for our services. We believe that the rate of our selling, general and administrative expenses for the remainder of 2003 will approximate that for the first quarter of 2003.

Stock-based compensation. Stock-based compensation consists of noncash compensation arising from stock options granted to employees in prior periods at exercise prices below the estimated fair market value of the related common stock on the grant date. Stock-based compensation for the three months ended March 31, 2003 decreased $0.3 million, or 14%, to $1.8 million from $2.1 million in the same period of 2002. The decrease is due to the cancellation of options prior to their vesting dates in connection with employee attrition. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair market value subsequent to the initial public offering in March 2000.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2003 and 2002 was $0.2 million. We did not incur any impairment to existing goodwill or other intangible assets during either period.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations.

Cash and cash equivalents decreased from $68.8 million at the end of 2002 to $48.3 million as of March 31, 2003. Cash provided by operations for the three months ended March 31, 2003 was $4.4 million, resulting from improved cash collections and prepayments from customers offset by payments for restructuring charges and vendor payments. Cash used in investing activities for the three months ended March 31, 2003 was $0.6 million, consisting of capital expenditures primarily relating to computer equipment purchases and external software implementation service fees. Cash used in financing activities for the three months ended March 31, 2003 was $24.3 million. Pursuant to a self-tender offer, in March 2003 we purchased 6,426,735 shares of our common stock at a purchase price of $3.89 per share, for an aggregate purchase price of $25.0 million. Transaction costs related to the purchase were $0.9 million.

At March 31, 2003, we had no borrowings under our revolving credit facility and approximately $11.6 million outstanding under standby letters of credit, leaving approximately $8.4 million available for future borrowings.

We lease approximately 600,000 square feet of office space under various operating leases and have identified approximately 300,000 square feet of that space as excess space. We continue to actively pursue and evaluate our alternatives and are monitoring our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. For the quarter ended March 31, 2003, cash expenditures related to restructuring activities were $2.3 million. As of March 31, 2003, total remaining cash expenditures related to restructuring activities were $39.1 million. Approximately $2.1 million in cash expenditures are expected in the second quarter of 2003, and the remaining cash expenditures of approximately $37.0 million, primarily related to real estate rental obligations, are expected to be made over the next nine years.

The following table summarizes all contractual cash commitments of the Company as of March 31, 2003. (Note: interest expense is included in payments due by period where applicable and minimum sublease income of $14.3 million due in the future under noncancelable subleases is excluded.)

	Payments Due by Period (in millions)
	Total	2003	2004— 2005	2006— 2007	2008 and thereafter
Notes payable, tenant allowances	$0.8	$0.2	$0.6	$—	$—
Capital lease obligations	0.1	0.1	—	—	—
Operating leases	122.6	17.5	46.7	22.3	36.1

Total obligations	$123.5	$17.8	$47.3	$22.3	$36.1

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

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In some instances, you can identify forward-looking statements by the fact that they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, any statements contained herein regarding expectations with respect to our future revenues and profitability and our restructuring of real estate are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Those factors include, without limitation, demand for our services (including the willingness and ability of our clients to maintain or expand their spending), overall economic and business conditions, our ability to sublease or renegotiate terms for our excess office space in the anticipated time frame, the ability of our sublease tenants to meet their obligations to us, continued uncertainty regarding an economic recovery, competitive factors in the market and our ability to effectively manage our size and our client relationships, among other factors. A further review of the risks and uncertainties potentially impacting our future performance can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

Current Report on Form 8K, filed January 31, 2003, furnishing the Digitas Inc. press release dated January 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: May 15, 2003	By:	/s/ DAVID W. KENNY
David W. Kenny Director, Chairman and Chief Executive Officer

Date: May 15, 2003	By:	/s/ JEFFREY J. COTE
Jeffrey J. Cote Executive Vice President and Chief Operating and Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David W. Kenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Digitas Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ DAVID W. KENNY
David W. Kenny Chief Executive Officer Digitas Inc.

CERTIFICATION

I, Jeffrey J. Cote, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Digitas Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ JEFFREY J. COTE
Jeffrey J. Cote Chief Operating and Financial Officer Digitas Inc.