Form 10-Q
period 2003-06-30
DIGITAS INC
filed 2003-08-12
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 000-29723

DIGITAS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3494311
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

The Prudential Tower
800 Boylston Street, Boston, Massachusetts	02199
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of July 31, 2003 there were 58,723,097 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

June 30, 2003

PART I.    FINANCIAL INFORMATION

Item	1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002

Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.    Controls and Procedures

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits and Reports on Form 8-K

Signatures

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Fee revenue	$51,564	$50,245	$103,824	$99,803
Pass-through revenue	20,994	24,010	47,892	43,441

Total revenue	72,558	74,255	151,716	143,244

Operating expenses:
Professional services costs	30,387	29,281	60,975	58,691
Pass-through expenses	20,994	24,010	47,892	43,441
Selling, general and administrative expenses	16,176	16,958	33,124	34,221
Stock-based compensation	1,930	2,084	3,755	4,161
Amortization of intangible assets	177	177	353	353

Total operating expenses	69,664	72,510	146,099	140,867

Income from operations	2,894	1,745	5,617	2,377

Other income (expense):
Interest income	155	215	385	435
Interest expense	(144)	(144)	(278)	(283)
Other miscellaneous income	8	20	10	18

Income before provision for income taxes	2,913	1,836	5,734	2,547
Provision for income taxes	—	—	189	—

Net income	$2,913	$1,836	$5,545	$2,547

Net income per share:
Basic	$0.05	$0.03	$0.09	$0.04
Diluted	$0.05	$0.03	$0.08	$0.04

Weighted-average common shares outstanding:
Basic	58,061	62,505	60,599	61,961
Diluted	64,665	70,360	66,914	70,422

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$52,255	$68,827
Accounts receivable, net of allowance for doubtful accounts of $910 and $944 at June 30, 2003 and December 31, 2002, respectively	27,577	34,920
Accounts receivable, unbilled	11,983	17,986
Prepaid expenses and other current assets	4,895	5,029

Total current assets	96,710	126,762
Fixed assets, net	26,234	30,892
Goodwill, net	98,130	98,130
Intangible assets, net	1,058	1,411
Other assets	2,965	2,054

Total assets	$225,097	$259,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,747	$17,092
Current portion of long-term debt	267	255
Billings in excess of cost and estimated earnings on uncompleted contracts	22,794	24,685
Accrued expenses	7,495	7,842
Accrued compensation	14,064	17,749
Accrued restructuring	11,253	11,117
Capital lease obligations	60	276

Total current liabilities	62,680	79,016
Long-term debt, less current portion	426	563
Accrued restructuring, long-term	34,173	39,271
Other long-term liabilities	350	315

Total liabilities	97,629	119,165

Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 58,420,073 and 62,510,919 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	584	625
Additional paid-in capital	324,410	346,898
Accumulated deficit	(192,097)	(197,642)
Cumulative foreign currency translation adjustment	(17)	(62)
Deferred compensation	(5,412)	(9,735)

Total shareholders’ equity	127,468	140,084

Total liabilities and shareholders’ equity	$225,097	$259,249

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,545	$2,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,191	7,147
Stock-based compensation	3,755	4,161
Changes in operating assets and liabilities:
Accounts receivable	7,361	6,365
Accounts receivable, unbilled	6,030	(4,095)
Other current assets	150	5,715
Other assets	(957)	(17)
Accounts payable	(10,357)	(3,369)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,905)	1,495
Accrued expenses	(376)	(1,208)
Accrued compensation	(3,686)	(1,109)
Accrued restructuring	(4,132)	(9,258)
Other long-term liabilities	35	—

Net cash provided by operating activities	6,654	8,374

Cash flows from investing activities:
Purchase of fixed assets	(897)	(645)

Net cash used in investing activities	(897)	(645)

Cash flows from financing activities:
Principal payments under capital lease obligations	(216)	(351)
Payment of note payable, tenant allowances	(124)	(113)
Proceeds from issuance of common stock	3,972	2,682
Repurchase of common stock, including transaction costs	(25,933)	(45)

Net cash provided by (used in) financing activities	(22,301)	2,173

Effect of exchange rate changes on cash and cash equivalents	(28)	(19)

Net increase (decrease) in cash and cash equivalents	(16,572)	9,883
Cash and cash equivalents, beginning of period	68,827	46,473

Cash and cash equivalents, end of period	$52,255	$56,356

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$673
Cash paid for interest	225	237

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

For the three months ended June 30, 2003 and 2002, the share numbers used in computing diluted earnings per share include the weighted average number of common shares outstanding plus 6,604,000 and 7,855,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants. For the six months ended June 30, 2003 and 2002, the share numbers used in computing diluted earnings per share include the weighted average number of common shares outstanding plus 6,315,000 and 8,461,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants.

3.    COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$2,913	$1,836	$5,545	$2,547
Change in cumulative foreign currency translation adjustment	90	228	45	4

Comprehensive income	$3,003	$2,064	$5,590	$2,551

The components of other comprehensive income are cumulative foreign currency translation adjustments of ($17,000) and ($62,000) at June 30, 2003 and December 31, 2002, respectively.

4.    RESTRUCTURING AND RELATED CHARGES

The following is a summary of restructuring activity since December 31, 2002:

	Accrued Restructuring at December 31, 2002	Utilization 2003	Accrued Restructuring at June 30, 2003
Workforce reduction and related costs	$1,488	$(358)	$1,130
Consolidation of facilities	48,900	(4,604)	44,296

Total	$50,388	$(4,962)	$45,426

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

As a result of all restructuring activity, which commenced in the second quarter of 2001, the Company reduced its workforce by approximately 700 employees across all business functions and regions.

For the quarter ended June 30, 2003, cash expenditures related to restructuring activities were $1.8 million. As of June 30, 2003, total remaining cash expenditures related to restructuring activities were $37.5 million. Approximately $2.2 million in cash expenditures are expected in the second quarter of 2003, and the remaining cash expenditures of approximately $35.3 million, primarily related to real estate rental obligations, are expected to be made over the next eight years.

5.    STOCK REPURCHASE PROGRAM

In June 2002, the Board of Directors authorized the repurchase of up to $20 million of common stock under its common stock repurchase program. During the year ended December 31, 2002, the Company repurchased approximately $2,028,000 of its common stock. No shares were repurchased under this program for the three and six months ended June 30, 2003.

6.    SELF-TENDER OFFER

In March 2003, the Company completed a self-tender offer to purchase 6,426,735 shares of its common stock at a purchase price of $3.89 per share for an aggregate purchase price of $25.0 million. All shares repurchased were immediately retired. Transaction costs related to the repurchase were $933,000.

7.    STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the provisions of APBO No. 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” (“FIN 44”) and presents the pro forma disclosures required by SFAS No. 123 as amended by SFAS No. 148.

Had compensation cost for the 1998, 1999 and 2000 stock option plans (excluding exchanged shares) been determined using the fair value method at the grant dates, the effect on the Company’s net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$2,913	$1,836	$5,545	$2,547
Plus: Stock-based compensation expense included in reported net income, net of tax	1,930	2,084	3,755	4,161
Less: Stock-based compensation expense under fair value method, net of tax	(7,179)	(5,005)	(12,352)	(13,310)

Pro forma net loss	$(2,336)	$(1,085)	$(3,052)	$(6,602)

Basic net income per share, as reported	$0.05	$0.03	$0.09	$0.04
Diluted net income per share, as reported	$0.05	$0.03	$0.08	$0.04
Pro forma basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.05)	$(0.11)

8.    LEGAL PROCEEDINGS

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

9.    SUBSEQUENT EVENT

On August 8, 2003, a group of significant shareholders completed a sale of 21,357,142 shares of the Company’s common stock at a price of $5.25 per share in an underwritten public offering. The public offering did not impact common shares outstanding and did not result in any cash proceeds to the Company.

10.    NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not anticipate that the adoption of SFAS No. 150 will have a material effect on the Company’s results of operations or financial position.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue.    Total net revenue for the three months ended June 30, 2003 decreased by $1.7 million, or 2%, to $72.6 million from $74.3 million for the same period in 2002. Total fee revenue for the three months ended June 30, 2003 increased by $1.4 million, or 3%, to $51.6 million from $50.2 million for the same period in 2002. The decrease in total revenue is a result of a decrease in pass-through revenue offset by an increase in fee revenue. The increase in fee revenue is due to an increase in demand for our services and incremental bonus revenue. Spending levels in our customer base are expected to remain conservative, reflecting continued caution regarding an economic recovery.

Some of our clients agree to give us performance based discretionary bonuses. We recognize bonus revenue in the period that we are informed of the bonus award. Contractually we are informed of those bonuses in the first two quarters of each fiscal year and, accordingly, expect that our revenue in those quarters will be positively impacted compared to the subsequent two quarters.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended June 30, 2003, our three largest clients accounted for approximately 58% of our fee revenue and our largest client accounted for approximately 25% of our fee revenue. We believe that a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition, and results of operations.

Professional services costs. Professional services costs for the three months ended June 30, 2003 increased by $1.1 million, or 4%, to $30.4 million from $29.3 million in the same period of 2002. Professional services costs represented 59% of fee revenue in the three months ended June 30, 2003 as compared to 58% of fee revenue in the same period of 2002. We believe that the rate of our professional services costs for the remainder of 2003 will approximate that for the second quarter of 2003. Pass-through expenses for the three months ended June 30, 2003 decreased by $3.0 million, or 13%, to $21.0 million from $24.0 million in the same period of 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2003 decreased by $0.8 million, or 5%, to $16.2 million from $17.0 million in the same period of 2002. Selling, general and administrative expenses decreased to 31% of fee revenue in the three months ended June 30, 2003 from 34% of fee revenue in the same period of 2002. The decrease in selling, general and administrative expenses as a percentage of fee revenue is primarily due to the increase in fee revenue, which is the result of increased demand for our services and incremental bonus revenue. We expect that the rate of our selling, general and administrative expenses for the third quarter of 2003 will increase slightly from the second quarter of 2003 due to an expected increase in professional fees associated with a public offering by certain of our stockholders announced in July 2003.

Stock-based compensation. Stock-based compensation consists of noncash compensation arising from stock options granted to employees in prior periods at exercise prices below the estimated fair market value of the related common stock on the grant date. Stock-based compensation for the three months ended June 30, 2003 decreased by $0.2 million, or 10%, to $1.9 million from $2.1 million in the same period of 2002. The decrease is due to the cancellation of options prior to their vesting dates in connection with employee attrition. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair market value subsequent to the initial public offering in March 2000.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2003 and 2002 was $0.2 million. We did not incur any impairment to existing goodwill or other intangible assets during either period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue.    Total net revenue for the six months ended June 30, 2003 increased by $8.5 million, or 6%, to $151.7 million from $143.2 million for the same period in 2002. Total fee revenue for the six months ended June 30, 2003 increased by $4.0 million, or 4%, to $103.8 million from $99.8 million for the same period in 2002. The increase in fee revenue is due to an increase in demand for our services and higher bonus revenue in 2003. The increase in total revenue is due to an increase in both fee revenue and pass-through revenue. Spending levels in our customer base are expected to remain conservative, reflecting continued caution regarding an economic recovery.

For the six months ended June 30, 2003, our three largest clients accounted for approximately 58% of our fee revenue and our largest client accounted for approximately 24% of our fee revenue. We believe that a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition, and results of operations.

Professional services costs. Professional services costs for the six months ended June 30, 2003 increased by $2.3 million, or 4%, to $61.0 million from $58.7 million in the same period of 2002. Professional services costs represented 59% of fee revenue in the six months ended June 30, 2003 and 2002. The increase in professional services costs is due to an increase in our use of freelancer services as well as employee pay rates. Pass-through expenses for the six months ended June 30, 2003 increased by $4.5 million, or 10%, to $47.9 million from $43.4 million in the same period of 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2003 decreased by $1.1 million, or 3%, to $33.1 million from $34.2 million in the same period of 2002. Selling, general and administrative expenses decreased to 32% of fee revenue in the six months ended June 30, 2003 from 34% of fee revenue in the same period of 2002. The decrease in selling, general and administrative expenses as a percentage of fee revenue is due to the increase in fee revenue, which is the result of increased demand for our services and higher bonus revenue, and a decrease in depreciation expense, which is the result of fixed assets becoming fully depreciated during 2003 and assets being written off in the second half of 2002 in conjunction with restructuring activities.

Stock-based compensation. Stock-based compensation for the six months ended June 30, 2003 decreased by $0.4 million, or 10%, to $3.8 million from $4.2 million in the same period of 2002. The decrease is due to the cancellation of options prior to their vesting dates in connection with employee attrition.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2003 and 2002 was $0.4 million. We did not incur any impairment to existing goodwill or other intangible assets during either period.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations.

Cash and cash equivalents decreased by $16.5 million from $68.8 million at the end of 2002 to $52.3 million as of June 30, 2003. Cash provided by operations for the six months ended June 30, 2003 was $6.7 million, resulting from cash collections from customers offset by payments for restructuring activities, vendor invoices and executive bonuses. Cash used in investing activities for the six months ended June 30, 2003 was $0.9 million, consisting of capital expenditures primarily relating to computer equipment purchases and external software implementation service fees. Cash used in financing activities for the six months ended June 30, 2003 was $22.3 million. Pursuant to a self-tender offer, in March 2003 we purchased 6,426,735 shares of our common stock at a purchase price of $3.89 per share, for an aggregate purchase price of $25.0 million. Transaction costs related to the purchase were $0.9 million. The costs associated with the self-tender offer were offset by proceeds from the issuance of common stock through the Company’s employee stock purchase plan and upon the exercise of stock options.

At June 30, 2003, we had no borrowings under our revolving credit facility and approximately $11.6 million outstanding under standby letters of credit, leaving approximately $8.4 million available for future borrowings.

We lease approximately 600,000 square feet of office space under various operating leases and have identified approximately 300,000 square feet of that space as excess space. We continue to actively pursue and evaluate our alternatives and are monitoring our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. For the six months ended June 30, 2003, cash expenditures related to restructuring activities were $4.1 million. As of June 30, 2003, total remaining cash expenditures related to restructuring activities were $37.5 million. Approximately $2.2 million in cash expenditures are expected in the third quarter of 2003, and the remaining cash expenditures of approximately $35.3 million, primarily related to real estate rental obligations, are expected to be made over the next eight years.

The following table summarizes all contractual cash commitments of the Company as of June 30, 2003. (Note: interest expense is included in payments due by period where applicable and minimum sublease income of $16.7 million due in the future under noncancelable subleases is excluded.)

	Payments Due by Period (in millions)
	Total	2003	2004–2005	2006–2007	2008 and thereafter
Notes payable, tenant allowances	$0.8	$0.2	$0.6	$—	$—
Capital lease obligations	0.1	0.1	—	—	—
Operating leases	116.4	11.7	45.8	22.3	36.6

Total obligations	$117.3	$12.0	$46.4	$22.3	$36.6

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

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures and our internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 15, 2003 to elect three directors. There was no solicitation in opposition to management’s nominees for director as listed in the Company’s proxy statement and these nominees were elected as Class III directors to hold office until the 2006 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The results of the votes were as follows:

Election of Class III Directors:

	FOR	WITHHELD
Gregor S. Bailar	51,982,777	2,151,395
Michael E. Bronner	53,037,548	1,096,624
Philip U. Hammarskjold	54,051,979	82,193

There were no abstentions or broker non-votes applicable to the election of the directors. The following other directors have terms as director that continue after the meeting: John L. Bunce, Jr., David W. Kenny, Arthur Kern, and Patrick J. Healy.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed April 30, 2003, furnishing the Digitas Inc. press release dated April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC

Date: August 12, 2003	/s/ DAVID W. KENNY
David W. Kenny Director, Chairman and Chief Executive Officer

Date: August 12, 2003	/s/ JEFFREY J. COTE
Jeffrey J. Cote Executive Vice President and Chief Operating and Financial Officer