Form 10-Q
period 2003-09-30
DIGITAS INC
filed 2003-11-13
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of October 31, 2003 there were 61,649,648 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue:
Fee revenue	$52,218	$52,721	$156,042	$152,524
Pass-through revenue	25,709	32,798	73,601	76,239

Total revenue	77,927	85,519	229,643	228,763

Operating expenses:
Professional services costs	30,548	30,959	91,523	89,650
Pass-through expenses	25,709	32,798	73,601	76,239
Selling, general and administrative expenses	16,335	16,878	49,459	51,099
Restructuring expenses	—	47,114	—	47,114
Stock-based compensation	1,980	2,066	5,735	6,227
Amortization of intangible assets	176	176	529	529

Total operating expenses	74,748	129,991	220,847	270,858
Income (loss) from operations	3,179	(44,472)	8,796	(42,095)

Other income (expense):
Interest income	152	266	537	701
Interest expense	(140)	(137)	(418)	(420)
Other miscellaneous income	6	—	16	18

Income (loss) before provision for income taxes	3,197	(44,343)	8,931	(41,796)
Provision for income taxes	—	(200)	(189)	(200)

Net income (loss)	$3,197	$(44,543)	$8,742	$(41,996)

Net income (loss) per share:
Basic	$0.05	$(0.71)	$0.14	$(0.67)
Diluted	$0.05	$(0.71)	$0.13	$(0.67)

Weighted-average common shares outstanding:
Basic	59,712	62,833	60,300	62,255
Diluted	69,012	62,833	67,815	62,255

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	September 30, 2003	December 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$62,667	$68,827
Accounts receivable, net of allowance for doubtful accounts of $920 and $944 at September 30, 2003 and December 31, 2002, respectively	29,103	34,920
Accounts receivable, unbilled	16,802	17,986
Prepaid expenses and other current assets	3,693	5,029

Total current assets	112,265	126,762
Fixed assets, net	17,789	30,892
Goodwill, net	98,130	98,130
Intangible assets, net	882	1,411
Other assets	3,188	2,054

Total assets	$232,254	$259,249

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,009	$17,092
Current portion of long-term debt	274	255
Billings in excess of cost and estimated earnings on uncompleted contracts	19,757	24,685
Accrued expenses	9,309	7,842
Accrued compensation	16,876	17,749
Accrued restructuring	10,268	11,117
Capital lease obligations	—	276

Total current liabilities	66,493	79,016
Long-term debt, less current portion	355	563
Accrued restructuring, long-term	25,099	39,271
Other long-term liabilities	163	315

Total liabilities	92,110	119,165

Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 61,404,798 and 62,510,919 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	614	625
Additional paid-in capital	331,745	346,898
Accumulated deficit	(188,900)	(197,642)
Cumulative foreign currency translation adjustment	44	(62)
Deferred compensation	(3,359)	(9,735)

Total shareholders’ equity	140,144	140,084

Total liabilities and shareholders’ equity	$232,254	$259,249

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$8,742	$(41,996)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,541	9,800
Stock-based compensation	5,735	6,227
Non-cash restructuring expenses	—	46,993
Changes in operating assets and liabilities:
Accounts receivable	5,838	3,213
Accounts receivable, unbilled	1,248	(5,499)
Other current assets	1,355	5,536
Other assets	(1,208)	295
Accounts payable	(7,097)	(1,022)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,948)	(1,399)
Accrued expenses	1,422	(737)
Accrued compensation	(874)	2,578
Accrued restructuring	(6,877)	(11,585)
Other long-term liabilities	(152)	—

Net cash provided by operating activities	10,725	12,404

Cash flows from investing activities:
Purchase of fixed assets	(1,890)	(1,445)

Net cash used in investing activities	(1,890)	(1,445)

Cash flows from financing activities:
Principal payments under capital lease obligations	(276)	(526)
Payment of note payable, tenant allowances	(189)	(172)
Proceeds from issuance of common stock	11,410	3,544
Repurchase of common stock, including transaction costs	(25,933)	(1,104)

Net cash provided by (used in) financing activities	(14,988)	1,742
Effect of exchange rate changes on cash and cash equivalents	(7)	39

Net increase (decrease) in cash and cash equivalents	(6,160)	12,740
Cash and cash equivalents, beginning of period	68,827	46,473

Cash and cash equivalents, end of period	$62,667	$59,213

Supplemental disclosure of cash flow information:
Cash paid for taxes	$30	$673
Cash paid for interest	342	435

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CONSOLIDATION

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

Monetary assets and liabilities of the Company’s foreign branch are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historical exchange rates. Income and expenses are remeasured at the weighted average exchange rate for the period. Transaction gains and losses are reflected in selling, general and administrative expenses in the statement of operations.

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

For the three months ended September 30, 2003, the share numbers used in computing diluted earnings per share include the weighted average number of common shares outstanding plus 9,299,825 dilutive common equivalent shares outstanding, consisting of stock options and warrants. For the nine months ended September 30, 2003, the share numbers used in computing diluted earnings per share include the weighted average number of common shares outstanding plus 7,515,368 dilutive common equivalent shares outstanding, consisting of stock options and warrants. For the three and nine months ended September 30, 2002, the Company incurred net losses; as a result, options and warrants totaling 31,582,000 were not included in the computations of diluted net loss per share, as their effects would have been antidilutive.

3.	COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$3,197	$(44,543)	$8,742	$(41,996)
Change in cumulative foreign currency translation adjustment	61	136	106	140

Comprehensive income (loss)	$3,258	$(44,407)	$8,848	$(41,856)

The components of other comprehensive income are cumulative foreign currency translation adjustments of $44,000 and ($62,000) at September 30, 2003 and December 31, 2002, respectively.

4.	RESTRUCTURING AND RELATED CHARGES

The following is a summary of restructuring activity since December 31, 2002:

	Accrued Restructuring at December 31, 2002	Utilization 2003	Accrued Restructuring at September 30, 2003
Workforce reduction and related costs	$1,488	$(897)	$591
Consolidation of facilities	48,900	(14,124)	34,776

Total	$50,388	$(15,021)	$35,367

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

During the third quarter of 2002, the Company determined that it would be unable to dispose of its excess office space in Boston, New York and San Francisco within its original assumptions. As a result, the Company recorded a restructuring expense of $39.2 million to reflect the revised estimate of its expected future obligations under the terms of these leases less anticipated income from subleasing activities. The change in estimate was related to changes in estimated future sublease rates and terms. These sublease estimates, which were made in connection with the Company’s real estate advisers, were based on current and projected conditions in the real estate and economic markets in which the Company has excess office space. In addition, the Company recorded real estate related restructuring expenses of $4.6 million for costs related to the closure of its Miami and Salt Lake City facilities, which are included in the 300,000 square feet of excess space.

The Company continues to actively pursue and evaluate its alternatives and is monitoring its restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which it leases office space. As of September 30, 2003, the Company has made significant progress in signing subleases related to its excess office space. The negotiated rates and terms of these subleases are consistent with the assumptions made by management during the third quarter of 2002.

As a result of all restructuring activity, which commenced in the second quarter of 2001, the Company has reduced its workforce by approximately 700 employees across all business functions and regions.

For the quarter ended September 30, 2003, cash expenditures related to restructuring activities were $2.7 million. In addition the Company disposed of $7.3 million of leasehold improvements related to excess office space. As of September 30, 2003, total remaining cash expenditures related to restructuring activities were $34.6 million. Approximately $2.8 million in cash expenditures are expected in the fourth quarter of 2003, and the remaining cash expenditures of approximately $31.8 million, primarily related to real estate rental obligations, are expected to be made over the next eight years.

5.	DEBT

Effective February 2003, the Company executed a fourth amendment to its credit facility originally dated July 2000. The amendment extended the expiration date of the credit facility from July 2003 to February 2006. This amendment also changed certain restrictive financial covenants, including minimum EBITDA, minimum net income, the fixed charge coverage ratio, the ratio of total funded indebtedness to EBITDA, and the maximum leverage ratio.

Subsequently, effective September 2003, the Company executed a fifth amendment. This amendment changed certain restrictive financial covenants, including minimum EBITDA and liquidity requirements.

6.	STOCK REPURCHASE PROGRAM

In June 2002, the Board of Directors authorized the repurchase of up to $20 million of common stock under its common stock repurchase program. During the year ended December 31, 2002, the Company repurchased approximately $2,028,000 of its common stock. No shares were repurchased under this program for the three and nine months ended September 30, 2003.

7.	SELF-TENDER OFFER

In March 2003, the Company completed a self-tender offer to purchase 6,426,735 shares of its common stock at a purchase price of $3.89 per share for an aggregate purchase price of $25.0 million. All shares repurchased were immediately retired. Transaction costs related to the repurchase were $933,000.

8.	SECONDARY PUBLIC OFFERING

On August 8, 2003, a group of stockholders completed a sale of 21,357,142 shares of the Company’s common stock at a price of $5.25 per share in an underwritten public offering. The public offering did not impact the number of common shares outstanding and did not result in any cash proceeds to the Company.

9.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APBO”) No. 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” (“FIN 44”) and presents the pro forma disclosures required by SFAS No. 123 as amended by SFAS No. 148.

Had compensation costs for the 1998, 1999 and 2000 stock option plans (excluding exchanged shares) been determined using the fair value method at the grant dates, the effect on the Company’s net income (loss) and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$3,197	$(44,543)	$8,742	$(41,996)
Plus: Stock-based compensation expense included in reported net income, net of tax	1,980	2,066	5,735	6,227
Less: Stock-based compensation expense under fair value method, net of tax	(3,953)	(4,900)	(16,305)	(18,210)

Pro forma net income (loss)	$1,224	$(47,377)	$(1,828)	$(53,979)

Basic net income (loss) per share, as reported	$0.05	$(0.71)	$0.14	$(0.67)
Diluted net income (loss) per share, as reported	$0.05	$(0.71)	$0.13	$(0.67)
Pro forma basic net income (loss) per share	$0.02	$(0.75)	$(0.03)	$(0.87)
Pro forma diluted net income (loss) per share	$0.02	$(0.75)	$(0.03)	$(0.87)

10.	LEGAL PROCEEDINGS

The Company is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against the Company’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claims against the Company were dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including the Company, with respect to the remaining claims. If completed and if then approved by the court, the settlement would dismiss those claims against the Company and is expected to result in no material liability to it. The Company believes that the remaining claims against it are without merit and, if they are not dismissed as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued an exposure draft, “Consolidation of Variable Interest Entities – a Modification of FASB Interpretation No. 46”, to modify FIN 46. This proposed interpretation clarifies certain aspects of FIN 46 that are not being interpreted consistently. This proposed interpretation is effective for reporting periods ending after December 15, 2003 for entities that existed prior to February 1, 2003. Management does not anticipate that the adoption of FIN 46 will have a material effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s results of operations or financial position.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue. Total net revenue for the three months ended September 30, 2003 decreased by $7.6 million, or 9%, to $77.9 million from $85.5 million for the same period in 2002. Total fee revenue for the three months ended September 30, 2003 decreased by $0.5 million, or 1%, to $52.2 million from $52.7 million for the same period in 2002. The decrease in total revenue is primarily a result of a decrease in pass-through revenue. Pass-through revenue decreased due to the timing of client marketing campaigns and due to some clients assuming additional responsibility for directly paying third party vendors for marketing campaign expenses. Spending levels in our customer base are expected to remain conservative, reflecting continued caution regarding an economic recovery.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended September 30, 2003, our three largest clients accounted for approximately 53% of our fee revenue and our largest client accounted for approximately 22% of our fee revenue. We believe that a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition, and results of operations.

Professional services costs. Professional services costs for the three months ended September 30, 2003 decreased by $0.5 million, or 2%, to $30.5 million from $31.0 million in the same period of 2002. Professional services costs represented 59% of fee revenue in the three months ended September 30, 2003 and 2002. We believe that the rate of our professional services costs for the remainder of 2003 will approximate that for the third quarter of 2003. Pass-through expenses for the three months ended September 30, 2003 decreased by $7.1 million, or 22%, to $25.7 million from $32.8 million in the same period of 2002. Pass-through expenses decreased due to the timing of client marketing campaigns and due to some clients assuming additional responsibility for directly paying third party vendors for marketing campaign expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2003 decreased by $0.6 million, or 4%, to $16.3 million from $16.9 million in the same period of 2002. Selling, general and administrative expenses decreased to 31% of fee revenue in the three months ended September 30, 2003 from 32% of fee revenue in the same period of 2002. We expect that the rate of our selling, general and administrative expenses for the fourth quarter of 2003 will be consistent with the third quarter of 2003.

Restructuring expenses. There were no restructuring expenses for the three months ended September 30, 2003. For the three months ended September 30, 2002 we recorded restructuring expenses totaling $47.1 million, consisting of $2.0 million for workforce reduction and related costs and $45.1 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were taken to further align our cost structure with changing market conditions and to update estimates originally made in 2001 for current information.

During the third quarter of 2002, we determined that we would be unable to dispose of our excess office space in Boston, New York and San Francisco within our original assumptions. As a result, we recorded a restructuring expense of $40.5 million to reflect the revised estimate of our expected future obligations under the terms of these leases less anticipated income from subleasing activities. The change in estimate was related to changes in estimated future sublease rates and terms. In addition, we recorded real estate related restructuring expenses of $4.6 million for costs related to the closure of our Miami and Salt Lake City facilities.

Stock-based compensation. Stock-based compensation consists of noncash compensation arising from stock options granted to employees in prior periods at exercise prices below the estimated fair market value of the related common stock on the grant date. Stock-based compensation for the three months ended September 30, 2003 decreased by $0.1 million, or 5%, to $2.0 million from $2.1 million in the same period of 2002. The decrease is due to the cancellation of options prior to their vesting dates in connection with employee attrition. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair market value subsequent to the initial public offering in March 2000.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2003 and 2002 was $0.2 million. We did not incur any impairment to existing goodwill or other intangible assets during either period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue. Total net revenue for the nine months ended September 30, 2003 increased by $0.8 million to $229.6 million from $228.8 million in the same period of 2002. Total fee revenue for the nine months ended September 30, 2003 increased by $3.5 million, or 2%, to $156.0 million from $152.5 million for the same period in 2002. The increase in fee revenue is due to an increase in demand for our services and higher bonus revenue offset by a reduction in pass-through revenue.

For the nine months ended September 30, 2003, our three largest clients accounted for approximately 56% of our fee revenue and our largest client accounted for approximately 23% of our fee revenue. We believe that a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition, and results of operations.

Professional services costs. Professional services costs for the nine months ended September 30, 2003 increased by $1.9 million, or 2%, to $91.5 million from $89.6 million in the same period of 2002. Professional services costs represented 59% of fee revenue in the nine months ended September 30, 2003 and 2002. The increase in professional services costs is due to an increase in our use of freelancer services as well as employee pay rates. Pass-through expenses for the nine months ended September 30, 2003 decreased by $2.6 million, or 3%, to $73.6 million from $76.2 million in the same period of 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased by $1.6 million, or 3%, to $49.5 million from $51.1 million in the same period of 2002. Selling, general and administrative expenses decreased to 32% of fee revenue in the nine months ended September 30, 2003 from 34% of fee revenue in the same period of 2002. The decrease in selling, general and administrative expenses as a percentage of fee revenue is due to a decrease in depreciation expense, which is the result of fixed assets becoming fully depreciated during 2003 and assets being written off in the second half of 2002 in conjunction with restructuring activities.

Restructuring expenses. There were no restructuring expenses for the nine months ended September 30, 2003. For the nine months ended September 30, 2002 we recorded restructuring expenses totaling $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were taken to further align our cost structure with changing market conditions and to update estimates originally made in 2001 for current information.

During the third quarter of 2002, we determined that we would be unable to dispose of our excess office space in Boston, New York and San Francisco within our original assumptions. As a result, we recorded a restructuring expense of $39.2 million to reflect the revised estimate of our expected future obligations under the terms of these leases less anticipated income from subleasing activities. The change in estimate was related to changes in estimated future sublease rates and terms. In addition, we recorded real estate related restructuring expenses of $4.6 million for costs related to the closure of our Miami and Salt Lake City facilities.

Stock-based compensation. Stock-based compensation for the nine months ended September 30, 2003 decreased by $0.5 million, or 8%, to $5.7 million from $6.2 million in the same period of 2002. The decrease is due to the cancellation of options prior to their vesting dates in connection with employee attrition.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2003 and 2002 was $0.5 million. We did not incur any impairment to existing goodwill or other intangible assets during either period.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options.

Cash and cash equivalents decreased by $6.1 million from $68.8 million at the end of 2002 to $62.7 million as of September 30, 2003. Cash provided by operations for the nine months ended September 30, 2003 was $10.7 million, resulting from cash collections from customers offset by payments for restructuring activities, vendor invoices and executive bonuses. Cash used in investing activities for the nine months ended September 30, 2003 was $1.9 million, consisting of capital expenditures primarily relating to computer equipment purchases. Cash used in financing activities for the nine months ended September 30, 2003 was $15.0 million. Pursuant to a self-tender offer, in March 2003 we purchased 6,426,735 shares of our common stock at a purchase price of $3.89 per share, for an aggregate purchase price of $25.0 million. Transaction costs related to the purchase were $0.9 million. The costs associated with the self-tender offer were offset substantially by proceeds from the issuance of common stock through our employee stock purchase plan and upon the exercise of stock options.

On August 8, 2003, a group of stockholders completed a sale of 21,357,142 shares of our common stock at a price of $5.25 per share in an underwritten public offering. The public offering did not impact the number of common shares outstanding and did not result in any cash proceeds to us.

At September 30, 2003, we had no borrowings under our revolving credit facility and approximately $11.7 million outstanding under standby letters of credit, leaving approximately $8.3 million available for future borrowings.

We lease approximately 600,000 square feet of office space under various operating leases and have identified approximately 300,000 square feet of that space as excess space. We continue to actively pursue and evaluate our alternatives and are monitoring our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. As of September 30, 2003, we have made significant progress in signing subleases related to our excess office space. The negotiated rates and terms of these subleases are consistent with the assumptions made by management during the third quarter of 2002. For the nine months ended September 30, 2003, cash expenditures related to restructuring activities were $6.9 million. In addition we disposed of $8.1 million of leasehold improvements related to excess office space. As of September 30, 2003, total remaining cash expenditures related to restructuring activities were $34.6 million. Approximately $2.8 million in cash expenditures are expected in the fourth quarter of 2003, and the remaining cash expenditures of approximately $31.8 million, primarily related to real estate rental obligations, are expected to be made over the next eight years.

The following table summarizes our contractual cash commitments as of September 30, 2003. (Note: interest expense is included in payments due by period where applicable and minimum sublease income of $15.4 million due in the future under noncancelable subleases is excluded.)

	Payments Due by Period (in millions)
	Total	2003	2004 – 2005	2006 – 2007	2008 and thereafter
Notes payable, tenant allowances	$0.7	$0.1	$0.6	$—	$—
Operating leases	113.0	6.2	46.0	22.5	38.3

Total obligations	$113.7	$6.3	$46.6	$22.5	$38.3

We expect that at current revenue projections, we will continue to generate cash from operations. Our liquidity position is significantly dependent upon our generating cash from operations in line with current expectations. We believe that cash from operations and from the issuance of common stock combined with current cash and cash equivalents and funds available under the credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In some instances, you can identify forward-looking statements by the fact that they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, any statements contained herein regarding expectations with respect to our future revenues, profitability, or expenses and our restructuring of real estate are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Those factors include, without limitation, demand for our services (including the willingness and ability of our clients to maintain or expand their spending), overall economic and business conditions, our ability to sublease or renegotiate terms for our excess office space in the anticipated time frame, the ability of our sublease tenants to meet their obligations to us, resolution of ongoing litigation in which we are involved, continued uncertainty regarding an economic recovery, budgetary and spending decisions by our client base, competitive factors in the market and our ability to effectively manage our size and our client relationships, among other factors. A further review of the risks and uncertainties potentially impacting our future performance can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address the geographic diversity of our operations, this diversity inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures and our internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Change in Internal Controls

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Effective October 9, 2002, the claims against the Company’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claims against the Company were dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including the Company, with respect to the remaining claims. If completed and if then approved by the court, the settlement would dismiss those claims against the Company and is expected to result in no material liability to it. The Company believes that the remaining claims against it are without merit and, if they are not dismissed as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Fifth Amendment to Revolving Credit Agreement, dated as of September 12, 2003, by and among Digitas LLC (the “Borrower”) and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as Guarantors) and Fleet National Bank and the other lending institutions listed therein (collectively, the “Banks”) and Fleet National Bank (the “Agent”)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed July 23, 2003, furnishing the Digitas Inc. press release dated July 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: November 13, 2003	/s/ David W. Kenny

David W. Kenny Director, Chairman and Chief Executive Officer

Date: November 13, 2003	/s/ Jeffrey J. Cote

Jeffrey J. Cote Executive Vice President and Chief Operating and Financial Officer