Form 10-K
period 2003-12-31
DIGITAS INC
filed 2004-03-15
CIK 1100885

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 Par Value Per Share

(Title of Each Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing sale price of $5.01 on the Nasdaq National Market on June 30, 2003 was $125,979,686.

As of February 27, 2004, 63,521,394 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s Annual Meeting of Stockholders to be held on May 13, 2004 are incorporated by reference into Part III of this report to the extent described therein.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” AND “CONTINUE” OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF OUR FUTURE RESULTS OF OPERATIONS OR OF OUR FINANCIAL CONDITION, OR STATE OTHER “FORWARD LOOKING” INFORMATION. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO OUR INVESTORS. HOWEVER, THERE MAY BE EVENTS IN THE FUTURE THAT WE ARE NOT ABLE TO ACCURATELY PREDICT OR CONTROL AND THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE FACTORS DESCRIBED IN “RISK FACTORS AND IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS” BEGINNING ON PAGE 20. READERS SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND DIGITAS ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

PART I

Item 1. Business

Overview

Digitas Inc., a Delaware corporation organized in 1999 (“Digitas”), is a relationship marketing services provider offering strategy and technology enablement and marketing agency services. Serving many of the world’s leading companies, Digitas helps clients attract, retain and grow the most profitable customer relationships in their industries. Digitas clients include American Express, AOL, AT&T, Delta Air Lines, and General Motors. Headquartered in Boston, Digitas employs more than 1,100 people and has offices in New York, San Francisco, Chicago and London.

Digitas maintains a website on the World Wide Web at www.digitas.com. Digitas makes available, free of charge, through its website its annual report on the Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits thereto, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Digitas’ reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. You may also obtain copies of any of Digitas’ reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549.

The Digitas Approach

Digitas provides marketing and enablement services that help its clients to maximize the value of their customer bases. We believe in the power of personalized and contextual marketing to create long-term and valuable customer relationships. Digitas builds multi-channel programs for clients that drive market share gains through quantitative and qualitative improvements in their customer relationships. Our skill in performance measurement and use of that information allow us to continue to evolve and improve our programs and achieve measurable results for our clients.

We take an aggressive approach in reviewing our clients’ businesses thoroughly to solve their challenges. We consider our clients’ competitive positions, their existing assets and brand strengths, as well as their broad organizations and cultures before recommending solutions. We partner with our clients to create long-standing marketing, acquisition, loyalty and retention engines.

Digitas’ approach is highly disciplined, results-oriented, and combines enablement and execution to support our clients’ efforts to manage their customer relationships more effectively. Within enablement, our approach includes designing customer relationship strategies to optimize marketing investments, and building new technology infrastructure to improve the productivity of our marketing programs. Within agency services, we provide services for designing and executing communications programs across all channels.

Enablement: We analyze a client’s customer base to find unrealized value and then design targeted customer experiences across multiple marketing channels to recognize that value. Through testing and measurement we synthesize recommendations for the best possible marketing investment and channel communication mix. It is the combination of top-down analysis of the economic opportunities and bottom-up customer and data insights that makes it possible for us to propose initiatives, which improve in-market performance while also supporting long-term strategies to increase the profitability of our clients’ customer relationships.

Recent technology advances have revolutionized the way companies and their customers interact. There are many new channels through which communication and customer transaction is possible. Customers expect companies to know and understand their behavior across these multiple channels. We help our clients by determining which technology solutions will have the greatest impact on their marketing programs. Enabling technology platforms that drive multi-channel communication and relationship data management, we build e-commerce platforms to bring retailers online; build applications to enable communication over wireless devices; and, build call center platforms to enable one-to-one voice communication. Digitas helps clients build the marketing engines required to manage customer relationships over these multiple channels.

Agency Services: We build integrated marketing campaigns and communication programs focused on acquiring, retaining, and growing customer relationships. Creating consistent customer experiences—regardless of the communication channel—and combining customer data sets in new ways, we get a better understanding of customer needs, attitudes and behaviors. This, along with primary research, helps us determine which marketing channels customers should use to fulfill their needs, and what decisions they should make as they buy. Using these insights, we design marketing programs that are delivered to the right customers at the right time in the right place. We work across all channels including Internet, wireless, direct mail, print, direct TV, call centers and live events.

Clients, Marketing and Sales

Digitas relationship managers are primarily responsible for marketing and sales efforts. These members of our senior management team are directly involved and embedded in client engagements and marketing efforts. Additionally, Digitas relies on its strong reputation, quality client base and proven results to grow existing clients and develop new client relationships.

Digitas develops long-term strategic relationships primarily with blue-chip companies whose principal assets include leadership brands and customer bases. Digitas seeks to work with companies operating in industries in which the economics of customer loyalty are most compelling, thereby providing us with the greatest opportunity to impact market share and return on customer base investments. These industries include financial services, media and entertainment, travel-related services, healthcare and pharmaceuticals, business products and services, consumer services, technology and telecommunications and consumer products.

Our results of operations and our business depend on our relationships with a limited number of large clients. For 2003, our three largest clients, General Motors, American Express and AT&T, collectively accounted for approximately 55% of our fee revenue, and our largest client, General Motors, accounted for approximately 23% of our fee revenue. Our top ten clients accounted for approximately 80% of our 2003 fee revenue.

Competition

We compete with companies that offer strategic consulting, web design, advertising and direct marketing, information technology and e-commerce services, as well as the in-house development efforts of many companies. Our current competitors include the following:

•	strategic consulting firms such as Bain & Company, Boston Consulting Group, Braun Consulting and McKinsey & Company;

•	advertising and direct marketing agencies such as Ogilvy One, Modem Media, and Wunderman;

•	customer relationship management units of systems integrators such as Accenture, Cap Gemini, PricewaterhouseCoopers, Sapient, and IBM Global Services;

•	internal information technology departments of current and potential clients; and

•	e-commerce and technology service providers.

Because relatively low barriers to entry characterize our industry, we also expect other companies to enter our market.

We believe that the principal competitive factors in our industry are:

•	quality of services;

•	technical and strategic expertise;

•	ability to provide end-to-end solutions;

•	speed of development and implementation of integrated solutions;

•	value of the services provided compared to the price of these services;

•	reputation and experience of professionals delivering the service;

•	project management capabilities;

•	brand recognition and size of the firm;

•	effectiveness of sales and marketing efforts; and

•	financial stability.

We believe that we compete favorably with respect to most of these factors. In particular, we believe that we offer an integrated set of skills and expertise that many existing service providers are not well suited to provide.

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

To preserve this culture and uphold the high standard of quality work that we have set, we must continue to attract and retain qualified individuals with superior strategic, creative, technological and management skills to meet the ongoing demands for our services. To this end, we have a dedicated recruiting team that utilizes various methods, including an internal referral bonus program, to attract the most talented and promising professionals.

We provide our employees with a competitive base salary, performance driven incentive programs, stock-based incentives and comprehensive benefits packages. Employees are rewarded for team performance, as well as individual contribution to client success, people development, intellectual capital, and corporate citizenship. For many of our employees, however, a significant attraction is being part of a winning team that applies industry-leading expertise to help transform businesses to be the best in their industries.

Employees

As of December 31, 2003, we had approximately 1,120 employees, approximately 1,085 of whom were located in the United States. As of December 31, 2003, we had approximately 930 billable employees and 190 corporate and administrative non-billable employees. Our employees are not represented by any union and, except for senior management and certain other employees, are retained on an at-will basis.

Intellectual Property Rights

We seek to protect our intellectual property through a combination of license agreements and trademark, service mark, copyright, patent and trade secret laws. We enter into confidentiality agreements with our employees, vendors and clients and use our best efforts to limit access to and distribution of proprietary information licensed from third parties. We pursue the protection of our trademarks in the United States and internationally. Our efforts to protect our intellectual property rights could be inadequate to deter misappropriation of proprietary information. For example, we may not detect unauthorized use of our intellectual property.

U.S. and Foreign Government Regulation

Regulation of various aspects of the Internet and emerging technologies, including on-line content, advertising methods, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction, has increased. In addition, federal, state, local and foreign governmental organizations also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet and emerging technologies. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership.

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

Item 2. Properties

Our headquarters and principal administrative and finance operations are located in leased facilities in Boston, Massachusetts consisting of approximately 325,000 square feet of office space. The leases for the Boston office space expire in November and December 2005. We lease approximately 132,000 square feet of office space in New York City. The New York City lease expires in March 2011. We also lease office space totaling approximately 143,000 square feet, primarily in San Francisco, Chicago, Miami, and London. Of the approximately 600,000 total square feet that we lease, we determined we had approximately 300,000 square feet as excess space. Approximately 70,000 square feet identified as excess space remains available for sublease. We are actively pursuing and evaluating our alternatives with respect to our excess office space. A discussion of our restructuring activities with respect to excess space is included in Item 7 of this annual report on Form 10-K.

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

The Company is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against the Company’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claim against the Company was dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including the Company, with respect to the remaining claims. If completed and if then approved by the court, the settlement would dismiss those claims against the Company and is expected to result in no material liability to it. The Company believes that the claims against it are without merit and, if they are not dismissed as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market information. Our common stock is traded on the Nasdaq National Market under the symbol “DTAS”. As of February 27, 2004, there were 144 stockholders of record. The following table sets forth high and low reported sales prices for the common stock for each fiscal quarter from January 1, 2002 through March 12, 2004.

	High	Low
2002
1st Quarter	$6.10	$3.54
2nd Quarter	$5.60	$2.86
3rd Quarter	$4.98	$2.00
4th Quarter	$4.19	$2.19
2003
1st Quarter	$4.30	$2.99
2nd Quarter	$5.75	$3.16
3rd Quarter	$7.99	$5.01
4th Quarter	$10.78	$7.05
2004
1st Quarter (through March 12, 2004)	$13.24	$8.97

Dividend policy. We have never declared or paid cash dividends on our common stock. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our Board of Directors may consider.

Equity compensation plan information. The following table sets forth information regarding securities authorized for issuance under Digitas’ equity compensation plans as of December 31, 2003, including the Company’s 1998 Stock Option Plan (the “1998 Plan”), 1999 Stock Option Plan (the “1999 Plan”) and 2000 Stock Option and Incentive Plan (the “2000 Plan”), and the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,722,294[1]	3.82	16,284,099[2]
Equity compensation plans not approved by security holders	—	—	—

Total	25,722,294	3.82	16,284,099

[1]	Includes options outstanding under the 1998 Plan, the 1999 Plan and the 2000 Plan.
[2]	Includes shares available for future issuance under the 1998 Plan, the 1999 Plan, the 2000 Plan and the ESPP.

Item 6. Selected Financial Data

The following table sets forth selected financial data and other operating information of Digitas. The selected statement of operations and balance sheet data for 2003, 2002, 2001, 2000 and 1999 as set forth below is derived from the audited financial statements of Digitas. The information is only a summary and should be read in conjunction with Digitas’ audited financial statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Fee revenue	$209,470	$203,931	$235,514	$288,154	$187,007
Pass-through revenue	102,343	117,093	99,781	126,590	101,480

Total revenue	311,813	321,024	335,295	414,744	288,487

Operating expenses:
Professional services costs	122,752	120,430	157,694	158,607	102,247
Pass-through expenses	102,343	117,093	99,781	126,590	101,480
Selling, general and administrative expenses	65,755	67,748	95,545	99,366	67,048
Stock-based compensation	7,451	8,447	10,147	14,796	10,743
Amortization of intangible assets	706	706	25,238	36,687	36,688
Restructuring expenses (income), net	(4,109)	47,114	41,888	—	—

Total operating expenses	294,898	361,538	430,293	436,046	318,206

Income (loss) from operations	16,915	(40,514)	(94,998)	(21,302)	(29,719)

Other income (expense), net	161	414	1,058	(308)	(7,281)
Provision for income taxes	(217)	(200)	(148)	(1,616)	(567)

Net income (loss)	$16,859	$(40,300)	$(94,088)	$(23,226)	$(37,567)

Net income (loss) per share—basic	$0.28	$(0.65)	$(1.58)	$(0.41)	$(0.74)

Net income (loss) per share—diluted	$0.24	$(0.65)	$(1.58)	$(0.41)	$(0.74)

Weighted average common shares outstanding
Basic	60,754	62,354	59,514	56,230	50,703
Diluted	69,234	62,354	59,514	56,230	50,703

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$73,643	$68,827	$46,473	$49,857	$441
Total assets	240,521	259,249	251,580	331,755	252,889
Total long-term debt, less current portion	282	563	1,096	1,947	62,878
Total liabilities	86,104	119,165	81,694	82,298	133,053
Shareholders’ equity	154,417	140,084	169,886	249,457	119,836

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements of historical facts, this section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,” “expects,” “may,” “will,” “should,” “forecast,” or “anticipates,” or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors.” This section should be read in conjunction with our financial statements and related footnotes.

Overview

Digitas is a relationship marketing services provider offering strategy and technology enablement and marketing agency services. Serving many of the world’s leading companies, Digitas helps clients attract, retain and grow the most profitable customer relationships in their industries.

We derive substantially all of our fee revenues from the performance of professional services. We recognize revenue earned under time and materials contracts as services are provided based upon hours worked and agreed-upon hourly rates. We recognize revenue earned under fixed-price contracts, such as consulting arrangements, using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date.

With the commencement of the economic recovery in the second half of 2003, demand for our services improved resulting in a 3% increase in 2003 fee revenues as compared to 2002. The improvement in fee revenues combined with continued control of our cost structure resulted in our first profitable year since our initial public offering in 2000, as we reported net income of $16.9 million, or $0.24 per share, on a diluted basis. As part of our 2003 net income, we recorded restructuring income of $4.1 million, or $0.06 per diluted share, related to the reversal of restructuring expenses for the consolidation of facilities and abandonment of leasehold improvements previously recorded in 2001 and 2002. With an expectation of a continued economic recovery in 2004, we believe our fee revenues will grow by approximately 7% to 17% generating earnings in accordance with generally accepted accounting principles of $0.32 to $0.42 per diluted share.

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options. In 2003, operations generated cash totaling $19.2 million and net proceeds from the issuance of common stock and the exercise of stock options generated $15.9 million. These amounts were offset primarily by $4.0 million of capital expenditures and the repurchase of 6.4 million shares of common stock at a price per share of $3.89; totaling $25.9 million, including $0.9 million of transaction costs. Our credit facility allows us to borrow up to $20 million less any amounts committed under outstanding standby letters of credit. We were in compliance with all restrictive financial covenants as of December 31, 2003. The credit facility expires in February 2006. At December 31, 2003, we had no borrowings under the revolving credit facility and approximately $11.9 million outstanding under standby letters of credit, leaving approximately $8.1 million available for future borrowings.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We review and update these estimates, including those related to revenue recognition, the allowance for doubtful accounts, goodwill, stock-based compensation and restructuring, on an ongoing basis. We base our estimates on historical experience, and on various other assumptions that we believe are reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

We derive substantially all of our fee revenues from the performance of professional services. Individual projects generally last up to six months, however some of our projects may last longer in duration. While we generally enter into written agreements with our clients, these contracts are typically terminable upon 30 to 90 days notice. Under these termination provisions, we would earn revenue based upon time and materials incurred. We recognize revenue earned under time and materials contracts as services are provided based upon hours worked and agreed-upon hourly rates. We recognize revenue earned under fixed-price contracts, such as consulting arrangements, using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. We use the proportional performance method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. These estimates are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to our clients. Our financial management maintains contact with project managers to monitor the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the income or loss on the project. Favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. If a contract was anticipated to result in a loss, provisions for the estimated loss on the contract would be made in the period in which the loss first becomes probable and reasonably estimable. Some of our contracts contain provisions for performance incentives. Such contingent revenue is recognized in the period in which the contingency is resolved. We recognize revenue for services only in those situations where collection from the client is reasonably assured. Our normal payment terms are 30 days from invoice date. Our client relationship managers and finance personnel monitor timely payments from our clients and assess collection issues, if any. Unbilled accounts receivable on contracts is comprised of costs incurred plus estimated earnings from revenue earned in advance of billings under the contract. We record advance payments as billings in excess of cost and estimated earnings on uncompleted contracts until the services are provided. Included in accounts receivable and unbilled accounts receivable are reimbursable costs.

We incur significant reimbursable costs on behalf of our clients. These include payments to vendors for media and production services and postage and travel-related expenses. In accordance with our client agreements, we do not charge a markup on reimbursable costs and we require the client’s approval prior to us incurring them. Although we actively mitigate our credit risk related to these pass-through expenses and our customers participate in the management of vendor relationships, we are often the sole party that contracts with these vendors.

Effective January 1, 2002, upon adoption of the Emerging Issues Task Force (“EITF”) Issue 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” we reported reimbursements received for pass-through costs incurred as a component of revenue in the statement of operations. Reimbursements for periods prior to 2002 were reclassified to comply with the guidance in Issue 01-14.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of clients to make required payments. We continually assess the collectibility of outstanding customer invoices. In estimating the allowance, we consider factors that include historical collections, a client’s current credit-worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a client’s ability to pay. Actual collections could differ from our estimates, requiring additional adjustments to the allowance for doubtful accounts.

Goodwill

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill as of that date. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill when impaired. These events or circumstances generally would include the occurrence of operating losses or a significant decline in earnings associated with the asset. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. We performed the initial step by comparing our fair market value as determined by our publicly traded stock to our carrying amount. We also considered future discounted cash flows as compared to the carrying amount to assess the recoverability of the goodwill asset. Based upon these tests, we determined that the fair value exceeded the carrying amount resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as a loss.

Stock-based Compensation

We apply the intrinsic value method of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for our employee stock-based compensation plans. We provide pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” See our discussion of stock-based compensation in Note 1 to the financial statements for the pro forma effect on our net income and income per share had stock-based compensation been determined using the fair value method, as well as for the assumptions we used in calculating the fair value of options.

Restructuring

As part of our restructuring costs, we provide for the estimated costs of the net lease expense for office space that is no longer being utilized. The provision is equal to the future minimum lease payments under our contractual obligations offset by estimated future sublease income. In determining these estimates, we evaluated the timing and our potential to sublease our excess space and our ability to renegotiate various leases at more favorable terms. These sublease estimates, that were made in consultation with our real estate advisers, were based on current and projected conditions at that time in the real estate and economic markets in which we have excess office space. If actual market conditions are more or less favorable than those we project, we may be required to record or reverse restructuring expenses associated with our excess office space.

Results of Operations

The following table sets forth selected items included in our statements of operations as a percentage of fee revenue for the periods indicated. Pass-through revenue and pass-through expenses have been excluded from the table to better reflect our operating results.

	Year Ended December 31,
	2003	2002	2001
Fee revenue	100.0%	100.0%	100.0%
Operating expenses:
Professional services costs	58.6	59.1	66.9
Selling, general and administrative expenses	31.4	33.2	40.6
Stock-based compensation	3.6	4.1	4.3
Amortization of intangible assets	0.3	0.3	10.7
Restructuring expenses (income)	(2.0)	23.1	17.8

Total operating expenses	91.9	119.8	140.3

Income (loss) from operations	8.1%	(19.8)%	(40.3)%

Fee revenue. Historically, we have offered our services to clients primarily on a time and materials basis. As our client relationships have grown, we have increasingly entered into broad contracts under which we deliver our services based on mutually agreed upon scopes of work. These contracts generally include estimates on total fees that clients will be charged for the year. Additionally, some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. Most of our contracts allow us to invoice our clients on a percentage of work completed basis for our services. We attempt to limit our credit risk by securing clients with significant assets or liquidity. While we generally enter into written agreements with our clients, these contracts are typically terminable upon 30 to 90 days notice. In 2003, our top three clients, General Motors, American Express and AT&T accounted for approximately 55% of our total fee revenue. We believe a loss or any significant reduction in the use of our services by any one of these significant clients could have a material adverse effect on our business, financial condition and results of operations. Our top ten clients accounted for approximately 80% of our 2003 fee revenue.

Pass-through revenue / Pass through expense. We incur significant reimbursable costs on behalf of our clients, such as payments to vendors for media and production services and postage and travel-related expenses. In accordance with the client agreements, there is no markup on reimbursable costs and the client’s approval is required prior to us incurring them. Although we actively mitigate our credit risk related to these pass-through expenses and our customers participate in the management of vendor relationships, we are often the sole party that contracts with these vendors.

Effective January 1, 2002, upon adoption of the Emerging Issues Task Force (“EITF”) Issue 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” we reported reimbursements received for pass-through costs incurred as a component of revenue in the statement of operations. Periods prior to 2002 were reclassified to comply with the guidance in Issue 01-14.

Professional services costs. Professional services costs consist of professional salaries, payroll taxes and benefits for our professional staff plus other non-reimbursable costs directly attributable to servicing our clients. In addition to the compensation of employees engaged in the delivery of professional services, professional salaries include compensation for selling and management by our senior account managers and some of our executives.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative and executive compensation, professional fees, non-client related travel expenses, rent and office expenses.

Stock-based compensation. Stock-based compensation consists primarily of non-cash compensation arising from stock options granted to employees at exercise prices below the estimated fair value of the underlying common stock. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000.

Goodwill. In connection with the recapitalization in January 1999, we recorded $198.9 million of goodwill and other intangible assets. This amount, which represented the excess of purchase price over net assets acquired, consisted of goodwill, favorable lease and assembled workforce. Assembled workforce was fully amortized as of December 31, 2000; accordingly, the cost and related accumulated amortization were written off. The favorable lease is being amortized over six years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recognized in the financial statements at that date.

Restructuring expenses (income), net. Restructuring expenses represent charges taken to better align our cost structure with changing market conditions and decreased demand for our services and to better approximate remaining real estate obligations related to our prior restructuring estimates. Restructuring expenses include severance related to workforce reductions and related expenses and the costs for consolidation of facilities. Costs for the consolidation of facilities are comprised of future obligations under the terms of the leases for identified excess space and asset impairment charges for fixed assets related to these spaces, less anticipated income from subleasing activities. Estimates and assumptions are evaluated on a quarterly basis to reflect new developments and prevailing economic conditions. If actual conditions are more or less favorable than those we project, we may be required to record or reverse restructuring expenses associated with our excess office space.

Year ended December 31, 2003 compared to year ended December 31, 2002

Summary. As noted above, we began to see an increase in demand for our services in 2003 as fee revenue increased from $203.9 million in 2002 to $209.5 million in 2003. An improving economic outlook combined with the completion of the war in Iraq resulted in our clients elevating their levels of spending with us over the last six months of the year. Professional services cost and selling, general and administrative expense remained relatively consistent with 2002 levels as we maintained tight control over hiring and discretionary spending. Our cost control measures combined with marginal revenue growth resulted in our first year of profitability since our initial public offering in 2000, as we reported net income of $16.9 million, or $0.24 per diluted share, compared to a net loss for 2002 of $40.3 million, or $0.65 per share. Additionally, we recorded restructuring income of $4.1 million, or $0.06 per diluted share, related to the reversal of restructuring expense for the consolidation of facilities and abandonment of leasehold improvements previously recorded in 2001 and 2002.

Revenue. Total revenue for 2003 decreased by $9.2 million, or 2.9%, to $311.8 million from $321.0 million in 2002. Fee revenue for 2003 increased by $5.6 million, or 2.7%, to $209.5 million from $203.9 million in 2002. The increase in fee revenue is due to an increase in demand for our services and higher bonus revenue. The decrease in total revenue is due to a decrease in pass-through revenue partially offset by the increase in fee revenue. Pass-through revenue for 2003 decreased by $14.8 million, or 12.6%, to $102.3 million from $117.1 million in 2002 due to the timing of client marketing campaigns and some clients assuming responsibility for directly paying third party vendors for marketing campaign expenses.

Professional services costs. Professional services costs for 2003 increased by $2.4 million, or 2.0%, to $122.8 million from $120.4 million in 2002. Professional services costs represented 59% of fee revenue for both 2003 and 2002. The increase in cost was the result of adding headcount to meet the increased demand for our services in the second half of 2003. We added the equivalent of approximately 80 full-time employees, representing approximately an 8% increase in total headcount, in the second half of 2003 to meet client demand in the second half of 2003. We expect that professional service costs will increase in 2004 as we increase our hiring to meet expected levels of demand. However, professional service costs as a percent of fee revenue should remain consistent with the prior year, at 59% of fee revenue, or improve slightly as we achieve higher levels of utilization from our existing resources.

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses decreased by $14.8 million, or 12.6%, to $102.3 million from $117.1 million in 2002 due to the timing of marketing campaigns and some clients assuming responsibility for directly paying third party vendors for marketing campaign expenses. Pass-through expenses are offset by pass-through revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses for 2003 decreased by $1.9 million, or 2.8%, to $65.8 million from $67.7 million for 2002. As a percentage of fee revenue, selling, general and administrative expenses decreased to 31% in 2003 from 33% in 2002. The dollar decrease in selling, general and administrative expenses is primarily the result of a decrease in depreciation expense of $3.0 million resulting from older assets becoming fully depreciated and the write-off of abandoned leasehold improvements related to 2002 restructuring activities. The reduction in depreciation expense was primarily offset by increased recruiting placement and relocation costs of $0.8 million, incurred in the second half of 2003, from the hiring of additional headcount to meet expected levels of demand in 2004. The percentage decrease is a result of a decrease in total selling, general and administrative expense combined with the increase in fee revenue. We believe that selling, general and administrative expenses as a percentage of fee revenue will continue to decrease in 2004 as a result of controlled levels of discretionary spending combined with expectations for increased fee revenues.

Stock-based compensation. Stock-based compensation, consisting of non-cash compensation, was $7.5 million for 2003 compared to $8.4 million for 2002. The decrease is due to the cancellation of stock options prior to their vesting dates in connection with attrition. We have not granted or repurchased any options or issued common stock at a price below the estimated fair market value subsequent to the initial public offering in March 2000. We expect that all remaining deferred compensation will be fully expensed during 2004.

Restructuring expenses (income), net. In the fourth quarter of 2003, we recorded restructuring income of $4.1 million as we reversed restructuring expenses related to the consolidation of facilities and abandonment of leasehold improvements that we previously recorded in 2001 and 2002. In 2002, we recorded restructuring expenses totaling $47.1 million.

During 2002, we recorded restructuring expenses totaling $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. We recorded these charges to further align our cost structure with changing market conditions and to update estimates originally made in 2001 to reflect current information. We determined that we would be unable to dispose of our excess office space in Boston, New York and San Francisco within our original assumptions. As a result, we recorded restructuring expenses of $39.2 million to reflect the revised estimate of our expected future obligations under the terms of those leases, less anticipated income from subleasing activities. The change in estimate was related to changes in estimated future sublease rates and terms. These sublease estimates, which were made in consultation with our real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which we determined we had excess office space. In addition, we recorded restructuring expenses of $4.6 million for costs related to the closure of our Miami and Salt Lake City facilities.

During 2003, we made significant progress towards eliminating our excess real estate resulting in the recognition of $4.1 million of restructuring income related to the reversal of restructuring expense initially recorded in 2001 and 2002. The restructuring expense was reversed because of savings of $7.2 million as compared to our original estimates. These savings were the result of subleasing our excess space at terms more favorable than estimates and assumptions made in 2002, for savings of $2.3 million, negotiating a termination of the Salt Lake City lease for less than our estimates, for savings of $0.3 million and returning one floor initially restructured in San Francisco to operations, which represented savings of $4.6 million. The $7.2 million in savings was offset by revisions in estimates of future sublease rates and terms for remaining leases resulting in an increase in expected future obligations of $3.1 million. We continue to evaluate alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. These sublease estimates, which were made in consultation with our real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which we determined we had excess office space. At December 31, 2003, approximately 70,000 square feet of the approximately 300,000 square feet initially identified as excess remained available for sublease.

The floor returned to operations in San Francisco was restructured in the third quarter of 2002 because we had committed to a plan to redeploy, reorganize and streamline the workforce in San Francisco and relocate in 2003 to a more efficient and cost effective office location. At the time of the restructuring charge, the floor was being used in operations. All costs associated with this floor including rent expense, operating expenses and depreciation expense on leasehold improvements continued to be included as part of selling, general and administrative expenses in our statements of operations, with an expectation that all costs would continue to be included as part of selling, general and administrative expenses until the plan to vacate the space was implemented. The initial plan communicated to the workforce was scheduled to be implemented in January 2003, but was subsequently postponed due to some incremental projects won in December 2002 and January 2003. Many of the changes in workforce were implemented over the first two quarters of 2003 as the skill sets of those identified were not required to serve the new projects. Although the initial plan to vacate the facility was postponed, we continued to expect that in 2003 the floor would be vacated and the employees in the region would be relocated to more efficient and cost effective space. Although we allowed in our restructuring plan for a significant vacancy period due to the poor real estate market in San Francisco, we actively marketed the floor throughout 2003 with the intent of securing a subtenant to minimize the cash flow drain to us for paying rent on the new location while the old location remained vacant. However, in the fourth quarter of 2003 it became apparent that the original plan to vacate the floor was not likely to be carried out, as originally developed by us and approved by the Board of Directors, and that the floor should continue to be used in operations. This decision was made because certain client relationships expanded at a pace exceeding our initial budget estimates and expectations, improved business expectations with additional clients previously thought to be declining relationships, the hiring in December of a new President for the San Francisco office and continued poor market conditions for real estate in San Francisco, which would likely result in the floor remaining vacant for a lengthy period of time.

At December 31, 2003, our restructuring accrual totaled $29.3 million. Approximately $0.4 million of that amount is workforce related for final payments of severance and will be fully utilized in 2004. The remaining $28.9 million is related to remaining real estate obligations net of sublease income. We believe the restructuring accrual of $28.9 million is appropriate and adequate to cover these remaining obligations.

The following is a summary of restructuring activity for the years ended December 31, 2003, 2002 and 2001: (dollars in thousands)

	Workforce Reduction and Related Costs	Consolidation of Facilities	Total
Accrued restructuring at December 31, 2000	$—	$—	$—
Restructuring expenses 2001	16,689	25,199	41,888
Utilization 2001	(12,982)	(9,346)	(22,328)

Accrued restructuring at December 31, 2001	3,707	15,853	19,560
Restructuring expenses 2002	3,311	43,803	47,114
Utilization 2002	(5,530)	(10,756)	(16,286)

Accrued restructuring at December 31, 2002	1,488	48,900	50,388
Restructuring expenses 2003	—	3,077	3,077
Restructuring income 2003	—	(7,186)	(7,186)
Utilization 2003	(1,076)	(15,895)	(16,971)

Accrued restructuring at December 31, 2003	$412	$28,896	$29,308

As a result of all restructuring activity, which commenced in the second quarter of 2001, we have reduced our workforce by approximately 700 employees across all business functions and regions.

For the years ended December 31, 2003 and 2002, cash expenditures related to restructuring activities were $12.3 million and $15.3 million, respectively, and we disposed of $8.0 million and $1.0 million, respectively, of leasehold improvements related to excess office space. As of December 31, 2003, total remaining cash expenditures related to restructuring activities were $29.3 million. We expect approximately $8.9 million in cash expenditures in fiscal 2004. We expect to make the remaining cash expenditures of approximately $20.4 million related to real estate rental obligations primarily over the following eleven years.

Other income, net. Other income in 2003, net of expenses, decreased by $0.2 million, or 50%, to $0.2 million from $0.4 million in 2002. Other income consists primarily of interest income earned on cash and cash equivalents offset by interest expense related to notes payable for tenant allowances, interest expense on capitalized leases, and bank charges related to our revolving credit facility and standby letters of credit. The decrease in other income was due primarily to the decrease in the rate of interest earned on our cash and cash equivalents.

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

Revenue. Total revenue for 2002 decreased by $14.3 million, or 4.3%, to $321.0 million from $335.3 million in 2001. Fee revenue for 2002 decreased by $31.6 million, or 13.4%, to $203.9 million from $235.5 million in 2001. The decrease in revenue is attributable to the decline in demand, as compared to the first six months of 2001, for marketing and technology services. Pass-through revenue for 2002 increased by $17.3 million, or 17.3%, to $117.1 million from $99.8 million in 2001. The increase in pass-through revenue is attributable to increased media programs and production costs for our clients.

Professional services costs. Professional services costs for 2002 decreased by $37.3 million, or 23.6%, to $120.4 million from $157.7 million in 2001. Professional services costs represented 59% of fee revenue for 2002 as compared to 67% of fee revenue for 2001. The decrease in professional services costs, both in dollars and as a percentage of fee revenue, reflects cost savings resulting from restructuring activity and other cost cutting initiatives implemented in 2001. Pass-through expenses for 2002 increased by $17.3 million, or 17.3%, to $117.1 million from $99.8 million in 2001. The increase in pass-through revenue is attributable to increased media programs and production costs for our clients.

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

Amortization of intangible assets. Amortization of intangible assets for 2002 decreased by $24.5 million, or 97.2%, to $0.7 million from $25.2 million for 2001. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recognized in the financial statements at that date. This resulted in an expense reduction of approximately $24.5 million in 2002 over 2001, as goodwill is no longer amortized, but instead is subject to testing for impairment. We did not incur any impairment to existing intangible assets or goodwill during the year ended December 31, 2002, upon application of SFAS No. 142. See Note 1 of Notes to Consolidated Financial Statements “Summary of Significant Accounting Policies” goodwill policy for a quantification of the effect of SFAS No. 142 on our 2001 net income.

Restructuring expenses (income), net. Restructuring expenses for 2002 increased by $5.2 million, or 12.4%, to $47.1 million from $41.9 million in 2001.

During 2002, we recorded restructuring expenses totaling $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were taken to further align our cost structure with changing market conditions and to update estimates originally made in 2001 for current information. We determined that we would be unable to dispose of our excess office space in Boston, New York and San Francisco within our original assumptions. As a result, we recorded an expense of $39.2 million to reflect the revised estimate of our expected future obligations under the terms of these leases less anticipated income from subleasing activities. The change in estimate is related to changes in estimated future sublease rates and terms. These sublease estimates, which were made in consultation with our real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which we had excess office space. In addition, we recorded restructuring expenses of $4.6 million for costs related to the closure of our Miami and Salt Lake City facilities.

During 2001, we recorded restructuring expenses totaling $41.9 million, consisting of $16.7 million for workforce reduction and related costs and $25.2 million for the consolidation of facilities and abandonment of related leasehold improvements. These restructuring charges were taken to align our cost structure with changing market conditions and decreased demand for our services. The $25.2 million in real estate related charges represented our estimate of future obligations under the terms of the leases for identified excess space less anticipated income from subleasing activities. In determining this estimate, we evaluated our potential to sublease our excess space and our ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of office space.

The following is a summary of restructuring activity for the years ended December 31, 2002 and 2001: (dollars in thousands)

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

Other income, net. In 2002, other income, net of expenses, decreased by $0.6 million, or 60%, to $0.4 million from $1.0 million in 2001. Other income consists primarily of interest income earned on cash and cash equivalents offset by interest expense related to notes payable for tenant allowances, interest expense on capitalized leases, and bank charges related to the company’s revolving credit facility and standby letters of credit. The decrease in other income was due primarily to the decrease in the rate of interest earned on our cash and cash equivalents.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options.

Cash and cash equivalents and working capital

Cash and cash equivalents increased from $68.8 million at December 31, 2002 to $73.6 million at December 31, 2003. Cash provided by operations for 2003 was $19.2 million. Cash provided by operations was primarily the result of cash collections from customers offset by payments for restructuring activities, vendor invoices and executive bonuses. Cash used in investing activities for 2003 was $4.0 million, consisting of capital expenditures relating primarily to computer equipment purchases. Cash used in financing activities for 2003 was $10.5 million. Pursuant to a self-tender offer, in March 2003 we purchased 6,426,735 shares of our common stock at a purchase price of $3.89 per share, for an aggregate purchase price of $25.0 million. Transaction costs related to the purchase were $0.9 million. During 2003, we issued 6.7 million shares of our stock through either issuance of common stock or the exercise of stock options resulting in $15.9 million of net proceeds.

In August 2003, a group of stockholders completed a sale of 21,357,142 shares of our common stock at a price of $5.25 per share in an underwritten public offering. The public offering did not impact the number of common shares outstanding and did not result in any cash proceeds to us.

Credit facility

Our existing credit facility originally dated July 25, 2000, and subsequently amended, allows us to borrow up to $20 million less any amounts committed under outstanding standby letters of credit. Effective February 2003, we executed a fourth amendment to our credit facility. This amendment extended the expiration date of the credit facility from July 2003 to February 2006. It also changed some of the restrictive financial covenants contained in the credit facility. Effective September 2003, we executed a fifth amendment. This amendment also changed some of the restrictive financial covenants contained in the credit facility. A sixth amendment was executed in December 2003. This amendment added a subsidiary of the Company as a guarantor for the credit facility.

As of December 31, 2003, amounts that we may borrow under the revolving credit facility would bear interest at either the Prime Rate or at a Eurocurrency Rate plus a margin of 3.00%. Additionally, we are required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit and a letter of credit fee of 3.0% of the face amount of letters of credit. Our restrictive financial covenants include a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level, a minimum net income level, a maximum ratio of total funded indebtedness to EBITDA, a minimum liquidity level, a minimum fixed charge coverage ratio, and a maximum annual capital expenditure level.

As of December 31, 2003, we were in compliance with all of our covenants. Borrowings under the credit facility are secured by substantially all the assets of the Company. At December 31, 2003, we had no borrowings under the revolving credit facility and approximately $11.9 million outstanding under standby letters of credit, leaving approximately $8.1 million available for future borrowings.

Other debt and commitments

The following table summarizes other cash obligations. (Note: Interest expense is included in payments due by period where applicable and minimum sublease income of $20.2 million due in the future under noncancelable subleases is excluded.)

	Payments Due by Period (in millions)
	Total	2004	2005- 2006	2007- 2008	2009 and thereafter
Notes payable, tenant allowances	$0.6	$0.3	$0.3	$—	$—
Operating leases	102.8	22.4	32.9	20.2	27.3

Total obligations	$103.4	$22.7	$33.2	$20.2	$27.3

Notes payable, tenant allowances. Since 1995, we have received tenant allowances, which are required to be reimbursed to the landlord through 2005.

Operating leases. We lease office facilities and some of our office equipment under cancelable and noncancelable operating lease agreements expiring at various dates through July 2015. Rent expense, including amounts for facilities and equipment, net of any contractual sublease income, amounted to approximately $10,941,000, $10,362,000, and $14,936,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are included in selling, general and administrative expenses in our statements of operations. Rent payments due in the future for both operating and restructured office space are reflected in the cash obligations table above.

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

Risks Factors and Important Factors that may Affect Future Results

Set forth below are certain risk factors that could harm our business prospects, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Form 10-K. This Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” on page three in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to our Business

The loss of even one significant client or any significant reduction in the use of our services could have a material adverse effect on our business, financial condition and results of operations

We derive a significant portion of our revenues from large-scale engagements with a limited number of clients. Most of these relationships, including those with our three largest clients, are terminable by the client without penalty on 30 to 90 days prior written notice. For 2003, our three largest clients, General Motors, American Express and AT&T, collectively accounted for approximately 55% of our fee revenue, and our largest client, General Motors, accounted for approximately 23% of fee revenue. The loss of any major client or any significant reduction in the use of our services by a major client could materially reduce our revenue and have a negative impact on our operating results, financial condition and reputation in our market. Our top ten clients accounted for approximately 80% of our 2003 fee revenue.

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

Acts of war or terrorism, or related effects could adversely affect our business, operating results and financial condition

An act of war or terrorism could adversely affect our business, operating results and financial condition. The related effects of an act of war or terrorism, such as disruptions in air transportation, enhanced security measures and political instability in certain foreign countries may interrupt our business and that of our clients. An act of war or terrorism may result in a significant reduction in client spending or contribute to an economic downturn and adversely affect our business, operating results and financial condition.

An economic recession or downturn in the United States or abroad may result in a reduction in our revenues and operating results

Our ability to succeed depends on the continued investment of our current and future clients in the services we offer. Our business has been adversely impacted during the last three years by a decline in demand for our services, primarily related to the economic down turn experienced during the first two and a half years of that period. An economic recession or downturn in the United States and abroad may cause some of our current and future clients to reduce or eliminate their budgets for our services. Furthermore, the reduction in client budgets may intensify competition and further increase pressure for us to reduce the fees we charge our clients. A lasting economic recession or downturn in the United States or abroad may have a material adverse effect on our business, financial condition and results of operations.

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

Fluctuations in our quarterly revenues and operating results may lead to reduced prices for our stock

Our quarterly revenues and operating results can be volatile. We believe that period-to-period comparisons of our operating results are not necessarily meaningful. These comparisons cannot be relied upon as indicators of future performance. However, if our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

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

Increased government regulation of various direct marketing channels could adversely affect our business

State and federal government regulation of various direct marketing channels, such as the Internet and telephone, is increasing. New laws and regulations, or new interpretations of existing laws and regulations, could impact us directly or indirectly by preventing our clients from using certain direct marketing methods. New laws and regulations could create limitations on our clients’ ability to market to targeted customers which in turn could decrease the demand for our services and have a material adverse effect on our future operating performance.

Risks Related to the Securities Markets

Our stock price has been and is likely to continue to be volatile and may result in substantial losses for investors

The market price of our common stock has been and is likely to continue to be highly volatile. Since we completed our initial public offering in March 2000, the market price for our common stock has been as high as $40.00 per share and as low as $0.88 per share. Additionally, the stock market in general, and the market for technology-related stocks in particular, has been highly volatile and was characterized by significant decreases in market prices during 2000, 2001 and 2002. This volatility often has been unrelated to the operating performance of particular companies.

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

Changes in government regulation of the Internet and other emerging technologies could adversely affect our business

To date, government regulations have not materially restricted the use of the Internet and other emerging technologies by our clients in their markets. However, the legal and regulatory environment that pertains to such technologies may change. New state, federal and foreign laws and regulations, or new interpretations of existing laws and regulations, especially those relating to privacy, could impact us directly or indirectly by preventing our clients from delivering products or services over technology-based distribution channels. Failure to comply with applicable government regulations could result in a liability. Any new legislation could inhibit the increased use of the Internet and emerging technologies as commercial mediums which in turn would decrease the demand for our services and have a material adverse effect on our future operating performance.

We may become subject to claims regarding foreign laws and regulations that could subject us to increased expenses

Because we plan to expand our international operations and because many of our current clients have international operations, we may be subject to the laws of foreign jurisdictions. These laws may change, or new, more restrictive laws may be enacted in the future. Failure to comply with applicable foreign laws and regulations could result in a liability. International litigation is often expensive and time-consuming and could distract our management’s attention away from the operation of our business.

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

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

We do not believe that there is any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements and related notes are contained on the pages indicated on the Index to Financial Statements on page F-1 of this report.

The following table sets forth a summary of unaudited quarterly operating results for each of the eight quarters ended December 31, 2003. This information has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this filing and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. The results for any quarter are not necessarily indicative of future quarterly results of operations, and we believe that period-to-period comparisons should not be relied upon as an indication of performance that may be expected for any future period.

	Three Months Ended: (in thousands, except per share data)
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
Revenue:
Fee revenue	$53,428	$52,218	$51,564	$52,260	$51,407	$52,721	$50,245	$49,558
Pass-through revenue	28,742	25,709	20,994	26,898	40,854	32,798	24,010	19,431

Total revenue	82,170	77,927	72,558	79,158	92,261	85,519	74,255	68,989

Operating expenses:
Professional services costs	31,229	30,548	30,387	30,588	30,780	30,959	29,281	29,410
Pass-through expenses	28,742	25,709	20,994	26,898	40,854	32,798	24,010	19,431
Selling, general and administrative expenses	16,296	16,335	16,176	16,948	16,649	16,878	16,958	17,263
Stock-based compensation	1,716	1,980	1,930	1,825	2,220	2,066	2,084	2,077
Amortization of intangible assets	177	176	177	176	177	176	177	176
Restructuring expenses (income)	(4,109)	—	—	—	—	47,114	—	—

Total operating expenses	74,051	74,748	69,664	76,435	90,680	129,991	72,510	68,357

Income (loss) from operations	8,119	3,179	2,894	2,723	1,581	(44,472)	1,745	632
Other income (expense):
Interest income	155	152	155	230	257	266	215	220
Interest expense	(131)	(140)	(144)	(134)	(142)	(137)	(144)	(139)
Other miscellaneous income (expense)	2	6	8	2	—	—	20	(2)

	26	18	19	98	115	129	91	79

Income (loss) before provision for income taxes	8,145	3,197	2,913	2,821	1,696	(44,343)	1,836	711
Provision for income taxes	(28)	—	—	(189)	—	(200)	—	—

Net income (loss)	$8,117	$3,197	$2,913	$2,632	$1,696	$(44,543)	$1,836	$711

Net income (loss) per share—basic	$0.13	$0.05	$0.05	$0.04	$0.03	$(0.71)	$0.03	$0.01
Net income (loss) per share—diluted	$0.11	$0.05	$0.05	$0.04	$0.03	$(0.71)	$0.03	$0.01

Weighted average common shares outstanding
Basic	62,102	59,712	58,061	63,166	62,650	62,833	62,505	61,411
Diluted	71,940	69,012	64,665	69,157	67,202	62,833	70,360	70,456

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 27, 2002, the Audit Committee of our Board of Directors informed Arthur Andersen LLP (“Arthur Andersen”), our independent public accountants for the fiscal year ended December 31, 2001, of its decision to no longer engage Arthur Andersen as our independent public accountants. On April 1, 2002, we engaged Ernst & Young LLP to serve as our independent public accountants for the full year ending December 31, 2002. On April 3, 2002, we filed a Form 8-K announcing this change in independent public accountants.

Arthur Andersen’s reports on our consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and 2000, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided Arthur Andersen with a copy of the foregoing disclosures. Attached, as Exhibit 16.1 is a copy of Arthur Andersen’s letter, dated March 28, 2002, stating its agreement with such statements.

During the fiscal years ended December 31, 2001 and 2000 and through March 27, 2002, we did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9a. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that as of the end of the period covered by this report, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

None.

PART III

Item 10. Directors and Executive Officers of Registrant

(a) Directors

Incorporated herein by reference is the information appearing under the captions “Information Concerning Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Digitas definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

(b) Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Officers” in the Digitas definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

(c) Code of Ethics

The Company has adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. Our code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K. Digitas intends to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to or waiver from our code of ethics, by posting the required information on our Internet website at www.digitas.com.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Digitas definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Executive Officers and Directors” in the Digitas definitive Proxy Statement for its 2004 Annual Meeting of Stockholders. See Part I Item 5 for information regarding stockholder approved and non-stockholder approved equity compensation plans.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the caption “Principal Accountant Fees and Services” in the Digitas definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

15(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

15(a)(2) Financial Statement Schedules

The following are contained in this annual report on Form 10-K immediately following the Notes to Consolidated Financial Statements:

•	Report of Independent Auditors

•	Schedule II: Valuation and Qualifying Accounts

Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

15(a)(3) Exhibits

Exhibits are as set forth in the “Index to Exhibits” which follows the Notes to Consolidated Financial Statements.

15(b) Reports on Form 8-K

Current Report on Form 8-K, filed October 29, 2003, furnishing the Digitas Inc. press release dated October 29, 2003.

Current Report on Form 8-K, filed November 21, 2003, announcing that the Board of Directors authorized the Company to purchase up to $20 million worth of its common stock in the open market or in private transactions between December 13, 2003 and June 30, 2005.

DIGITAS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Digitas Inc.:

We have audited the accompanying consolidated balance sheets of Digitas Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for the two years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Digitas Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 23, 2002 expressed an unqualified opinion on those statements and schedule before the adjustments described in Note 1.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digitas Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets” and Emerging Issues Task Force Issue Number 01-14: Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (EITF 01-14). As discussed above, the consolidated financial statements of Digitas Inc. as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142 and the addition of pass-through revenue and expenses for EITF 01-14, which were both adopted as of January 1, 2002. With respect to the adoption of Statement No. 142, we have audited the disclosures in Note 1. With respect to the adoption of EITF 01-14, we have audited the adjustments to the statement of operations. With respect to these adjustments and disclosures, our procedures were limited to (a) agreeing the previously reported revenues, operating expenses and net loss to the previously issued financial statements, (b) agreeing the adjustments to the underlying records obtained from management, and (c) testing the mathematical accuracy of the reconciliation of adjusted revenue and operating expenses and the revised financial statements. In our opinion such disclosures and adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of Digitas Inc. for the year ended December 31, 2001, other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements as of December 31, 2001, and for the year then ended, taken as a whole.

/s/ Ernst & Young LLP

Boston, Massachusetts

January 23, 2004

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

DIGITAS

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$73,643	$68,827
Accounts receivable, net of allowance for doubtful accounts of $962 and $944 at December 31, 2003 and 2002, respectively	32,860	34,920
Accounts receivable, unbilled	6,851	17,986
Prepaid expenses and other current assets	6,763	5,029

Total current assets	120,117	126,762
Fixed assets, net	17,990	30,892
Goodwill, net	98,130	98,130
Other intangible assets, net	705	1,411
Other assets	3,579	2,054

Total assets	$240,521	$259,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,698	$17,092
Billings in excess of cost and estimated earnings on uncompleted contracts	20,564	24,685
Accrued expenses	7,386	7,842
Accrued compensation	19,410	17,749
Accrued restructuring	9,056	11,117
Current portion of long-term debt	281	255
Capital lease obligations	—	276

Total current liabilities	65,395	79,016
Long-term debt, less current portion	282	563
Accrued restructuring, long-term	20,252	39,271
Other long-term liabilities	175	315

Total liabilities	86,104	119,165
Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at December 31, 2003 and 2002	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 62,809,518 and 62,510,919 shares issued and outstanding at December 31, 2003 and 2002, respectively	628	625
Additional paid-in capital	336,294	346,898
Accumulated deficit	(180,783)	(197,642)
Cumulative foreign currency translation adjustment	(28)	(62)
Deferred compensation	(1,694)	(9,735)

Total shareholders’ equity	154,417	140,084

Total liabilities and shareholders’ equity	$240,521	$259,249

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Fee revenue	$209,470	$203,931	$235,514
Pass-through revenue	102,343	117,093	99,781

Total revenue	311,813	321,024	335,295

Operating expenses:
Professional services costs	122,752	120,430	157,694
Pass-through expenses	102,343	117,093	99,781
Selling, general and administrative expenses	65,755	67,748	95,545
Stock-based compensation	7,451	8,447	10,147
Amortization of intangible assets	706	706	25,238
Restructuring expenses (income), net	(4,109)	47,114	41,888

Total operating expenses	294,898	361,538	430,293

Income (loss) from operations	16,915	(40,514)	(94,998)

Other income (expense):
Interest income	692	958	1,443
Interest expense	(549)	(562)	(487)
Other miscellaneous income, net	18	18	102

Income (loss) before provision for income taxes	17,076	(40,100)	(93,940)
Provision for income taxes	(217)	(200)	(148)

Net income (loss)	$16,859	$(40,300)	$(94,088)

Net income (loss) per share
Basic	$0.28	$(0.65)	$(1.58)
Diluted	$0.24	$(0.65)	$(1.58)

Weighted average common shares outstanding
Basic	60,754	62,354	59,514

Diluted	69,234	62,354	59,514

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Foreign Currency Translation Adjustment	Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2000	58,077,801	$581	$360,175	$(63,254)	$—	$(48,045)	$249,457

Net loss				(94,088)			(94,088)
Cumulative foreign currency translation adjustment					(396)		(396)

Total comprehensive loss							(94,484)
Exercise of stock options	2,268,397	22	2,973				2,995
Stock-based compensation						10,147	10,147
Cancellation of stock options			(19,005)			19,005	—
Issuance of common stock	510,885	5	1,766				1,771

Balance at December 31, 2001	60,857,083	608	345,909	(157,342)	(396)	(18,893)	169,886

Net loss				(40,300)			(40,300)
Cumulative foreign currency translation adjustment					334		334

Total comprehensive loss							(39,966)
Exercise of stock options	2,060,985	21	3,000				3,021
Stock-based compensation						8,447	8,447
Cancellation of stock options			(711)			711	—
Issuance of common stock	258,851	3	721				724
Repurchase of common stock	(666,000)	(7)	(2,021)				(2,028)

Balance at December 31, 2002	62,510,919	625	346,898	(197,642)	(62)	(9,735)	140,084

Net income				16,859			16,859
Cumulative foreign currency translation adjustment					34		34

Total comprehensive income							16,893
Exercise of stock options	6,535,632	65	15,295				15,360
Stock-based compensation						7,451	7,451
Cancellation of stock options			(590)			590	—
Issuance of common stock	189,702	2	560				562
Repurchase of common stock	(6,426,735)	(64)	(25,869)				(25,933)

Balance at December 31, 2003	62,809,518	$628	$336,294	$(180,783)	$(28)	$(1,694)	$154,417

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$16,859	$(40,300)	$(94,088)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,673	12,743	39,541
Gain on disposal of fixed assets	—	—	(49)
Stock-based compensation	7,451	8,447	10,147
Provision for doubtful accounts	47	—	2,556
Noncash restructuring expenses	(4,109)	43,809	23,014
Changes in operating assets and liabilities:
Accounts receivable	2,111	880	28,224
Accounts receivable, unbilled	11,186	508	17,532
Prepaid expenses and other current assets	(1,684)	2,923	(672)
Other assets	(1,627)	150	662
Accounts payable	(8,422)	2,680	1,977
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,142)	(604)	(7,090)
Accrued expenses	(785)	(1,820)	(8,717)
Accrued compensation	1,660	6,448	(5,550)
Accrued restructuring	(8,831)	(11,523)	—
Other long-term liabilities	(140)	58	(31)

Net cash provided by operating activities	19,247	24,399	7,456

Cash flows from investing activities:
Purchase of fixed assets	(3,956)	(3,057)	(14,635)

Net cash used in investing activities	(3,956)	(3,057)	(14,635)

Cash flows from financing activities:
Principal payments under capital lease obligations	(276)	(665)	(633)
Payment of notes payable, tenant allowances	(255)	(231)	(208)
Repurchase of common stock, net of transaction costs	(25,933)	(2,028)	—
Proceeds from issuance of common stock, net of issuance costs	15,923	3,745	4,766

Net cash provided by (used in) financing activities	(10,541)	821	3,925

Effect of exchange rate changes on cash and cash equivalents	66	191	(130)

Net increase (decrease) in cash and cash equivalents	4,816	22,354	(3,384)
Cash and cash equivalents, beginning of period	68,827	46,473	49,857

Cash and cash equivalents, end of period	$73,643	$68,827	$46,473

Supplemental disclosure of cash flow information:
Cash paid for taxes	$97	$637	$8,097
Cash paid for interest	447	552	398
Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations	$—	$—	$58
Income tax refund receivable	—	—	5,600

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

Operations

Digitas is a relationship marketing services provider offering strategy and technology enablement and marketing agency services. Serving many of the world’s leading companies, Digitas helps clients attract, retain and grow the most profitable customer relationships in their industries.

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

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowance, the Company considers factors such as historical collections, a customer’s current credit-worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from estimates, requiring additional adjustments to the allowance for doubtful accounts.

Fixed Assets

Fixed assets are recorded at cost. Expenditures for renewals and improvements are capitalized. Repairs and maintenance are charged to operations as incurred. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease and amortized using the straight-line method. Leasehold improvements are recorded net of construction allowances provided by the landlord. Depreciation is recorded on the straight-line basis over the estimated useful lives of the related assets, which are as follows:

Furniture and fixtures	5-7 years
Computer equipment and software	3-5 years
Capital leases	Lesser of lease term or useful life
Leasehold improvements	Lesser of lease term or useful life

Goodwill

Goodwill is stated at cost less accumulated amortization. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated life of seven years. Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortizing goodwill. SFAS No. 142 requires goodwill to be tested for impairment on an annual basis, and between annual tests in certain circumstances, and written down when impaired. Impairment exists if the carrying value of the reporting unit exceeds the fair value of the reporting unit. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is an initial evaluation for potential impairment, while the second step is a measurement of the amount of the impairment. The Company performed the initial step by considering our fair market value as determined by our publicly traded stock to our carrying amount. We also considered future discounted cash flows as compared to the carrying amount to assess the recoverability of the goodwill asset. The use of discounted cash flow requires us to make certain assumptions and estimates regarding industry economic factors and future profitability. Based upon these tests, the Company determined that the fair value exceeded the carrying amount resulting in no impairment to existing intangible assets or goodwill in 2003 or 2002. The effect of discontinuing the amortization of goodwill on net income and earnings per share for the years ended December 31, 2001 is presented below. (dollars in thousands)

Year Ended December 31, 2001
Net loss as reported	$(94,088)
Plus: amortization of goodwill	24,532

Pro forma net loss	$(69,556)

Basic and diluted net loss per share, as reported	$(1.58)
Plus: amortization of goodwill	0.41

Pro forma basic and diluted net loss per share	$(1.17)

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

Other intangible assets are stated at cost less accumulated amortization. As of December 31, 2003 and 2002, other intangible assets consist of favorable leases, which represent the difference between the fair market value of the new leases signed on the purchase date in conjunction with the recapitalization and the actual leases in existence. Other intangible assets are amortized on a straight-line basis over their estimated lives. The estimated life of the favorable leases is six years.

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

Fee Revenue Recognition

Revenue pursuant to time and materials contracts is recognized as services are provided. Individual projects generally last up to six months, however some of the Company’s projects may last longer in duration. While the Company generally enters into written agreements with its clients, these contracts are typically terminable upon 30 to 90 days notice. Under these termination provisions, revenue is earned based upon time and materials incurred. The Company recognizes revenue earned under time and materials contracts as services are provided based upon hours worked and contractually agreed-upon hourly rates. The Company recognizes revenue from fixed-price contracts, such as consulting arrangements, using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. These estimates are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to the Company’s clients. The Company’s financial management maintains contact with project managers to monitor the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the income or loss on the project. Favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. If a contract was anticipated to result in a loss, provisions for the estimated loss on the contract would be made in the

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period in which the loss first becomes probable and reasonably estimable. Some contracts contain provisions for performance incentives. Such contingent revenue is recognized in the period in which the contingency is resolved. The Company recognizes revenue for services only in those situations where collection from the client is reasonably assured. The Company’s normal payment terms are 30 days from invoice date. Client relationship managers and finance personnel monitor timely payments from clients and assess collection issues, if any. Unbilled accounts receivable on contracts is comprised of costs incurred plus estimated earnings from revenue earned in advance of billings under the contract. Advance payments are recorded as billings in excess of cost and estimated earnings on uncompleted contracts until the services are provided. Included in accounts receivable and unbilled accounts receivable are reimbursable costs.

Pass-through Revenue and Expenses

The Company incurs significant reimbursable costs, such as payments to vendors for media and production services and postage and travel-related expenses, on behalf of clients. In accordance with the client agreements, there is no markup on reimbursable costs and the client’s approval is required prior to the Company incurring them. Although the Company actively mitigates its credit risk related to these pass-through costs and its customers participate in the management of such vendor relationships, Digitas is often the sole party that contracts with these vendors. Effective January 1, 2002, upon adoption of the Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” the Company reported pass-through costs incurred as a component of revenue and as a component of operating expenses in the statements of operations. Prior periods presented were reclassified to comply with the guidance in Issue No. 01-14. The effect of the accounting change was to increase revenue for the year ended December 31, 2001 by $100 million, with an equivalent increase in expenses for the period. This accounting change had no effect on net income, earnings per share or cash from operations. Included in accounts receivable and unbilled accounts receivable are reimbursable costs.

Professional Services Costs

Professional services costs consist primarily of compensation and benefits of the Company’s employees engaged in the delivery of professional services plus other non-reimbursable service costs.

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

	December 31,
	2003	2002	2001
Weighted average common shares outstanding	60,754,371	62,354,183	59,513,657
Dilutive effect of options and warrants	8,480,624	—	—

Diluted weighted average common shares outstanding	69,234,995	62,354,183	59,513,657

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the two years ended December 31, 2002 and 2001, the Company incurred net losses; as a result, options and warrants totaling 31,901,420, and 33,382,534, respectively, were not included in the computations of diluted net loss per share, as their effects would have been antidilutive.

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

Stock-based Compensation

The Company applies the intrinsic method of Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its employee stock option plans. The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Had compensation cost for the 1998, 1999 and 2000 stock option plans (excluding exchanged shares) been determined using the fair value method at the grant dates, the effect on the Company’s net income (loss) and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows: (dollars in thousands)

	2003	2002	2001
Net income (loss), as reported	$16,859	$(40,300)	$(94,088)
Plus: Stock-based compensation included in reported net income (loss), net of tax	7,451	8,447	10,147
Less: Stock-based compensation expense under fair value method, net of tax	(19,727)	(22,400)	(18,531)

Pro forma net income (loss)	$4,583	$(54,253)	$(102,472)

Basic net income (loss) per share, as reported	$0.28	$(0.65)	$(1.58)
Diluted net income (loss) per share, as reported	$0.24	$(0.65)	$(1.58)
Pro forma basic net income (loss) per share	$0.08	$(0.87)	$(1.72)
Pro forma diluted net income (loss) per share	$0.07	$(0.87)	$(1.72)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2003, 2002 and 2001: volatility of 65%, no expected dividend yield; risk-free interest rates of 2.79%, 3.41%, and 4.91% in 2003, 2002 and 2001, respectively; and expected lives of five years.

Foreign Currency Translation

Monetary assets and liabilities of the Company’s foreign branch are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historic exchange

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rates. Income and expenses are remeasured at the average exchange rate for the period. Transaction gains and losses are reflected in selling, general and administrative expenses in the statements of operations. Transaction gains were approximately $205,000 for the year ended December 31, 2002. Transaction losses were approximately $73,000 and $19,000 for the years ended December 31, 2003 and 2001, respectively.

Management’s Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. These include estimates related to revenue recognition, the allowance for doubtful accounts, goodwill, stock-based compensation and restructuring. Actual results could differ from those estimates.

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

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“Interpretation 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. We adopted this Interpretation in fiscal 2003. The adoption of this Interpretation had no impact on the Company’s overall financial position and results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of this Statement are effective for the Company for all derivatives and hedging activity entered into after June 30, 2003. The adoption of this Statement had no impact on the Company’s overall financial position and results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement had no impact on the Company’s overall financial position and results of operations.

2. RESTRUCTURING EXPENSES

During 2001, the Company recorded restructuring expenses totaling $41.9 million, consisting of $16.7 million for workforce reduction and related costs and $25.2 million for the consolidation of facilities and abandonment of related leasehold improvements. The facility charge represented an estimate of future obligations under the terms of the leases for identified excess space less anticipated income from subleasing activities. In determining this estimate, management evaluated its potential to sublease its excess space and its ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of office space.

During 2002, the Company recorded restructuring expenses totaling $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were recorded to further align the cost structure with changing market conditions and to update estimates originally made in 2001 for current information. Management determined that it would be unable to dispose of its excess office space in Boston, New York and San Francisco within its original assumptions. As a result, the Company recorded restructuring expenses of $39.2 million to reflect the revised estimate of its expected future obligations under the terms of these leases less anticipated income from subleasing activities. The change in estimate was related to changes in estimated future sublease rates and terms. These sublease estimates, which were made in connection with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. In addition, the Company recorded restructuring expenses of $4.6 million for costs related to the closure of its Miami and Salt Lake City facilities.

During 2003, the Company made significant progress towards eliminating its excess real estate resulting in the recognition of $4.1 million of restructuring income related to the reversal of restructuring expense initially recorded in 2001 and 2002. The restructuring expense was reversed because of savings of $7.2 million as compared to the Company’s original estimates. These savings were the result of the Company subleasing its excess space at terms more favorable than estimates and assumptions made in 2002 for savings of $2.3 million, negotiating a termination of the Salt Lake City lease for less than the Company’s estimates for savings of $0.3 million and returning one floor initially restructured in San Francisco to operations, which represented savings of $4.6 million. The $7.2 million in savings was offset by revisions in estimates of future sublease rates and terms for remaining leases resulting in an increase in expected future obligations of $3.1 million. The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which the Company leases office space. These sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At December 31, 2003, approximately 70,000 square feet of the approximately 300,000 square feet initially identified as excess remained available for sublease.

The floor returned to operations in San Francisco was restructured in the third quarter of 2002 because management had committed to a plan to redeploy, reorganize and streamline the workforce in San Francisco and relocate in 2003 to a more efficient and cost effective office location. At the time of the restructuring charge, the floor was being used in operations. All costs associated with this floor including rent expense, operating expenses and depreciation expense on leasehold improvements continued to be included as part of selling, general and administrative expenses in the Company’s statements of operations, with an expectation that all costs would

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continue to be included as part of selling, general and administrative expenses until the plan to vacate was implemented. The initial plan communicated to the workforce was scheduled to be implemented in January 2003, but was subsequently postponed due to some incremental projects won in December 2002 and January 2003. Many of the changes in workforce were implemented over the first two quarters of 2003 as the skill sets of those identified were not required to serve the new projects. Although the initial plan to vacate the facility was postponed, management continued to expect that in 2003 the floor would be vacated and the employees in the region would be relocated to more efficient and cost effective space. Although the Company allowed in our restructuring plan for a significant vacancy period due to the poor real estate market in San Francisco, the Company actively marketed the floor throughout 2003 with the intent of securing a subtenant to minimize the cash flow drain to the Company for paying rent on the new location while the old location remained vacant. However, in the fourth quarter of 2003 it became apparent that the original plan to vacate the floor was not likely to be carried out, as originally developed by management and approved by the Board of Directors, and that the floor should continue to be used in operations. This decision was made because certain client relationships expanded at a pace exceeding our initial budget estimates and expectations, improved business expectations with additional clients previously thought to be declining relationships, the hiring in December of a new President for the San Francisco office and continued poor market conditions for real estate in San Francisco, which would likely result in the floor remaining vacant for a lengthy period of time.

At December 31, 2003, the Company’s restructuring accrual totaled $29.3 million. Approximately $0.4 million of this balance is workforce related for final payments of severance and will be fully utilized in 2004. The remaining $28.9 million is related to remaining real estate obligations net of sublease income. The Company believes, the restructuring accrual of $28.9 million is appropriate and adequate to cover these remaining obligations.

The following is a summary of restructuring activity for the years ended December 31, 2003, 2002 and 2001: (dollars in thousands)

	Workforce Reduction and Related Costs	Consolidation of Facilities	Total
Accrued restructuring at December 31, 2000	$—	$—	$—
Restructuring expenses 2001	16,689	25,199	41,888
Utilization 2001	(12,982)	(9,346)	(22,328)

Accrued restructuring at December 31, 2001	3,707	15,853	19,560
Restructuring expenses 2002	3,311	43,803	47,114
Utilization 2002	(5,530)	(10,756)	(16,286)

Accrued restructuring at December 31, 2002	1,488	48,900	50,388
Restructuring expenses 2003	—	3,077	3,077
Restructuring income 2003	—	(7,186)	(7,186)
Utilization 2003	(1,076)	(15,895)	(16,971)

Accrued restructuring at December 31, 2003	$412	$28,896	$29,308

As a result of all restructuring activity, which commenced in the second quarter of 2001, the Company has reduced its workforce by approximately 700 employees across all business functions and regions.

For the years ended December 31, 2003 and 2002, cash expenditures related to restructuring activities were $12.3 million and $15.3 million, respectively, and we disposed of $8.0 million and $1.0 million, respectively, of leasehold improvements related to excess office space. As of December 31, 2003, total remaining cash expenditures related to restructuring activities were $29.3 million. Approximately $8.9 million in cash

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenditures are expected in fiscal 2004, and the remaining cash expenditures of approximately $20.4 million, related to real estate rental obligations primarily over the following eleven years.

3. FIXED ASSETS

Fixed assets consist of the following: (dollars in thousands)

	December 31,
	2003	2002
Furniture and fixtures	$14,210	$16,429
Computer equipment and software	41,286	37,458
Leasehold improvements	17,172	22,860
Capital leases	—	2,668

	72,668	79,415
Less accumulated depreciation	(54,678)	(48,523)

	$17,990	$30,892

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was approximately $8,887,000, $11,974,000 and $14,242,000, respectively.

4. GOODWILL

Goodwill consists of the following: (dollars in thousands)

	December 31,
	2003	2002
Goodwill	$171,726	$171,726
Less accumulated amortization	(73,596)	(73,596)

	$98,130	$98,130

Amortization of goodwill for the year ended December 31, 2001 was approximately $24,532,000. Effective January 1, 2002, with the adoption of SFAS No. 142, the Company no longer amortized goodwill.

5. OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following: (dollars in thousands)

	December 31,
	2003	2002
Favorable leases	$4,234	$4,234
Less accumulated amortization	(3,529)	(2,823)

	$705	$1,411

Amortization of other intangible assets was approximately $706,000 for each of the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense for the year ended December 31, 2004 is expected to be $705,000.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ACCRUED COMPENSATION

Accrued compensation consists of the following: (dollars in thousands)

	December 31,
	2003	2002
Accrued bonus	$10,647	$11,500
Other accrued compensation	8,763	6,249

	$19,410	$17,749

7. DEBT

Credit Agreements

The existing credit facility originally dated July 25, 2000, as amended, allows the Company to borrow up to $20 million less any amounts committed under outstanding standby letters of credit. Effective February 2003, the Company executed a fourth amendment to its credit facility. This amendment extended the expiration date of the credit facility from July 2003 to February 2006. This amendment also changed certain restrictive financial covenants. Effective September 2003, the Company executed a fifth amendment. This amendment changed further certain restrictive financial covenants. A sixth amendment was executed in December 2003. This amendment added a subsidiary of the Company as a guarantor for the credit facility.

As of December 31, 2003, amounts borrowed under the revolving credit facility bear interest at either the Prime Rate or at a Eurocurrency Rate plus applicable margin of 3.0%. Additionally, the Company is required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit and a letter of credit fee of 3.0% of the face amount of letters of credit. The restrictive financial covenants include a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level, a minimum net income level, a maximum ratio of total funded indebtedness to EBITDA, a minimum liquidity level, a minimum fixed charge coverage ratio, and a maximum annual capital expenditure level.

As of December 31, 2003, the Company was in compliance with all of its covenants. Borrowings under the credit facility are secured by substantially all the assets of the Company. At December 31, 2003, the Company had no borrowings under the revolving credit facility and approximately $11.9 million outstanding under standby letters of credit, leaving approximately $8.1 million available for future borrowings.

Notes Payable, Tenant Allowances

Since 1995, the Company has received tenant allowances, which are required to be reimbursed to the landlord through November 2005. Interest expense recognized in relation to these notes amounted to $70,000, $94,000 and $116,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

8. SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

In June 2002, the Board of Directors authorized the repurchase of up to $20 million of common stock under a common stock repurchase program. During the year ended December 31, 2003, the Company did not repurchase any shares under this program. During the year ended December 31, 2002, the Company repurchased 666,000 shares of common stock at an average price of approximately $3.04 for an aggregate purchase price of approximately $2,028,000. The program expired December 12, 2003.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. During the year ended December 31, 2003, the Company did not repurchase any shares under this program.

Self-Tender Offer

In March 2003, the Company completed a self-tender offer to purchase 6,426,735 shares of its common stock at a purchase price of $3.89 per share for an aggregate purchase price of $25.0 million. All shares repurchased were immediately retired. Transaction costs related to the repurchase were $0.9 million.

Secondary Public Offering

In August 2003, a group of stockholders completed a sale of 21,357,142 shares of the Company’s common stock at a price of $5.25 per share in an underwritten public offering. The public offering did not impact the number of common shares outstanding and did not result in any cash proceeds to the Company.

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

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2003, 16,284,099 shares of common stock were available for future grant and 41,226,393 shares of common stock were reserved for future issuance under the Company’s option plans.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity under the 1998, 1999 and 2000 Plans:

	Year Ended December 31,
	2003		2002		2001
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Options outstanding at beginning of period	31,121,420	$3.55	32,602,534	$3.56	30,291,626	$3.79
Options granted	1,730,846	4.84	2,439,310	4.16	9,325,490	4.24
Options exercised	(6,535,632)	2.35	(2,060,985)	1.47	(2,268,397)	1.32
Options canceled	(1,374,340)	5.10	(1,859,439)	6.71	(4,746,185)	6.13

Options outstanding at end of period	24,942,294	$3.86	31,121,420	$3.55	32,602,534	$3.56

Weighted-average fair value of options granted during the year at fair market value		$2.76		$2.38		$2.62

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding at December 31, 2003	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Number exercisable at December 31, 2003	Weighted-average exercise price
$ 0.94–$ 2.19	6,130,251	5.1	$1.09	6,075,276	$1.08
$ 2.20–$ 3.10	9,245,230	6.1	2.71	6,193,352	2.71
$ 3.11–$ 4.95	4,365,316	8.1	4.21	2,744,169	4.34
$ 4.96–$ 8.74	1,253,410	7.7	5.66	988,966	5.58
$ 8.75–$12.49	3,366,106	5.8	8.78	3,026,493	8.76
$12.50–$16.88	361,331	6.5	15.26	284,919	15.22
$16.89–$24.00	220,650	6.5	18.46	179,280	18.47

$ 0.94–$24.00	24,942,294	6.2	$3.86	19,492,455	$3.84

In addition to the recapitalization, during 2000 and 1999, the Company issued stock options to employees at exercise prices ranging from $2.52 to $8.75, which at the time of the grant were below the fair market value of the Company’s common stock. As a result of these option grants, the Company recorded deferred compensation expense, which represents the aggregate difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes for grants to employees. These amounts are recognized as compensation expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $7.5 million, $8.4 million and $10.1 million, respectively, during the years ended December 31, 2003, 2002 and 2001, related to these options.

Common Stock Warrants

During the year ended December 31, 1999, the Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $2.52 per share. Subsequently, during the same year, the Board of Directors authorized the Company to repurchase warrants to purchase 120,000 of these shares. The remaining warrants are fully exercisable and expire in January 2009.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

The components of loss before income taxes and the provision for income taxes are as follows: (dollars in thousands)

	December 31,
	2003	2002	2001
Income (loss) before income taxes	$17,076	$(40,100)	$(93,940)
Benefit from (provision for) income taxes
Federal
Current	0	0	0
Deferred	0	0	0

Total federal	0	0	0
State
Current	(217)	(200)	(148)
Deferred	0	0	0

Total state	(217)	(200)	(148)

Provision for income taxes	$(217)	$(200)	$(148)

The reconciliation of income tax computed at statutory rates to the effective rate is as follows:

	December 31,
	2003	2002	2001
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.3	4.5	4.8
Goodwill and other permanent differences	(0.1)	(0.3)	7.0
Change in valuation allowance	(39.9)	(39.7)	(47.0)

Effective tax rate	1.3%	(0.5)%	(0.2)%

The tax effects of temporary differences that give rise to a significant portion of the deferred income tax assets (liabilities), net, are as follows: (dollars in thousands)

	December 31,
	2003	2002
Deferred tax assets:
Amortization of intangibles	$16,489	$20,962
Accrued expenses	8,893	7,636
Stock-based compensation	18,767	15,772
Allowance for doubtful accounts	352	380
Depreciation	1,066	999
Restructuring charge	9,772	19,251
Net operating loss carryforward	21,280	18,419

Total deferred tax assets	76,619	83,419

Net deferred tax asset	76,619	83,419
Valuation allowance	(76,619)	(83,419)

Total	$0	$0

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At December 31, 2003, the Company has available federal and various state net operating loss carryforwards of approximately $52.9 million beginning to expire in 2020. At December 31, 2003, a full valuation allowance has been recorded.

The December 31, 2002 deferred tax assets have been grossed up to recognize the tax consequences associated with the increase to the net operating loss carryforward of approximately $8.4 million ($3.4 million tax effect). These amounts are fully reserved and accordingly have no impact on the financial statements.

11. EMPLOYEE BENEFIT PLANS

Effective December 1999, the Board of Directors and shareholders adopted the 2000 Employee Savings Plan (the “2000 Savings Plan”). This plan provides for a discretionary Company match of employee contributions, up to 4%, subject to certain IRS restrictions. For the years ended December 31, 2003, 2002 and 2001, the Company incurred approximately $1.1 million, $0.8 million and $2.4 million, respectively, representing matching contributions and administrative expenses related to the 2000 Savings Plan. In addition, the Company has an employee stock purchase plan, under which a total of up to 2,200,000 shares of common stock are authorized to be sold to participating employees. Participating employees may purchase shares of common stock at 85% of the stock’s fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee’s base compensation.

12. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, the Company provided approximately $52,000 in services to a client whose chairman and founder is a current director of Digitas and who at the time was a shareholder of greater than ten percent of the Company’s outstanding common stock. All services were provided to this company at arms-length business terms.

13. SEGMENTS AND RELATED INFORMATION

The Company manages its business as one segment. Accordingly, the financial information disclosed in these financial statements represents the material financial information related to the Company’s single operating segment.

The Company attempts to limit its concentration of credit risk by securing clients with significant assets or liquidity. While the Company enters into written agreements with its clients, such contracts are typically terminable between 30 and 90 days notice. Management believes a loss of any one of its significant clients or any significant reduction in the use of its services by a major client could have a material adverse effect on the Company’s business, financial condition and results of operations. During the years ended December 31, 2003, 2002 and 2001, the Company’s top ten clients represent 80%, 78% and 74%, respectively, of the Company’s total fee revenue. The table below summarizes customers that individually comprise greater than 10% of the Company’s fee revenue.

	Customer
	A	B	C
2003	13%	19%	23%
2002	12%	18%	23%
2001	*	19%	20%

*	Less than 10% in year presented

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. COMPREHENSIVE INCOME

The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the years ended December 31, 2003, 2002 and 2001: (dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$16,859	$(40,300)	$(94,088)
Change in cumulative foreign currency translation adjustment	34	334	(396)

Comprehensive income (loss)	$16,893	$(39,966)	$(94,484)

15. COMMITMENTS AND CONTINGENCIES

Capitalized Leases

The Company had certain noncancelable leases to finance telephone equipment, copier equipment and software. The total capitalized cost of these assets subject to capital leases was approximately $2,668,000 with accumulated amortization of approximately $2,273,000 at December 31, 2002. During the year ended December 31, 2003, the leases expired. Accordingly, the assets, which were fully amortized upon lease termination, and related accumulated amortization were written off.

Other Lease Obligations

The Company leases office facilities and certain office equipment under cancelable and noncancelable operating lease agreements expiring at various dates through July 2015. Certain of the facility leases contain renewal options and escalation clauses.

The Company leases office space under noncancelable operating leases. Rent expense, including amounts described above, consisting of minimum lease payments under noncancelable operating leases, net of any contractual sublease income, amounted to approximately $10,941,000, $10,362,000, and $14,936,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Portions of the Company’s space are sublet to other tenants under leases expiring during the next one to nine years. For the years ended December 31, 2003, 2002 and 2001, the Company’s rent expense was partially offset by tenant income of approximately $700,000, $1,900,000, and $800,000, respectively. The future minimum rental payments required under operating leases as of December 31, 2003 are as follows: (dollars in thousands)

Operating Leases
2004	$22,357
2005	22,131
2006	10,777
2007	10,121
2008	10,052
Thereafter	27,336

Total minimum rental payments required	$102,774

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum payments have not been reduced by minimum sublease income of $20,199,000 due in the future under noncancelable subleases as follows: (dollars in thousands)

Sublease Income
2004	$3,906
2005	3,968
2006	2,232
2007	2,284
2008	2,103
Thereafter	5,706

Total sublease income due	$20,199

As of December 31, 2003, all minimum sublease income due in the future under noncancelable subleases is related to restructured facilities.

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

The Company is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claim violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against the Company’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claims against the Company were dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including the Company, with respect to the remaining claims. If completed and if then approved by the court, the settlement would dismiss those claims against the Company and is expected to result in no material liability to it. The Company believes that the claims against it are without merit and, if they are not dismissed as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 15, 2004.

DIGITAS INC.

Name	Capacity	Date
* David W. Kenny	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 15, 2004

* Jeffrey J. Cote	Chief Financial Officer and Chief Operating Officer (principal financial officer)	March 15, 2004

* Brian K. Roberts	Chief Accounting Officer and Controller (principal accounting officer)	March 15, 2004

* Gregory S. Bailar	Director	March 15, 2004

* Michael E. Bronner	Director	March 15, 2004

* Robert Glatz	Director	March 15, 2004

* Philip U. Hammarskjold	Director	March 15, 2004

* Arthur Kern	Director	March 15, 2004

* Gail J. McGovern	Director	March 15, 2004

/s/ JEFFREY J. COTE Jeffrey J. Cote Attorney-in-Fact		March 15, 2004

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

Name	Capacity	Date
/s/ DAVID W. KENNY David W. Kenny	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 12, 2004

/s/ JEFFREY J. COTE Jeffrey J. Cote	Chief Financial Officer and Chief Operating Officer (principal financial officer)	March 12, 2004

/s/ BRIAN K. ROBERTS Brian K. Roberts	Chief Accounting Officer and Controller (principal accounting officer)	March 9, 2004

/s/ GREGOR S. BAILAR Gregor S. Bailar	Director	March 9, 2004

/s/ MICHAEL E. BRONNER Michael E. Bronner	Director	March 9, 2004

/s/ ROBERT GLATZ Robert Glatz	Director	March 9, 2004

/s/ PHILIP U. HAMMARSKJOLD Philip U. Hammarskjold	Director	March 9, 2004

/s/ ARTHUR KERN Arthur Kern	Director	March 9, 2004

/s/ GAIL J. MCGOVERN Gail J. McGovern	Director	March 9, 2004

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

DIGITAS

FINANCIAL STATEMENT SCHEDULE

Schedule II: Valuation and Qualifying Accounts

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Expense	Write-offs	Balance at End of Period
Year ended December 31, 2001	$1,419	$2,557	$1,767	$2,209
Year ended December 31, 2002	$2,209	$—	$1,265	$944
Year ended December 31, 2003	$944	$47	$29	$962

INDEX TO EXHIBITS

Exhibit No.	Exhibit Index Title	Method of Filing

2.1	Agreement and Plan of Merger between Bronner Slosberg Humphrey Co. and BSH Inc. dated December 19, 2001	Incorporated by reference to Exhibit 3.1 to the Annual Report of Form 10-K for the year ended December 31, 2001

3.1	Amended and Restated Certificate of Incorporation of Digitas Inc.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

3.2	By-laws of Digitas Inc.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

4.1	Specimen certificate for shares of common stock, $.01 par value, of Digitas Inc.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.1	The Bronner Slosberg Humphrey Co. 1998 Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.2	The Bronner Slosberg Humphrey Co. 1999 Option Plan	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.3	Form of 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.4	Form of 2000 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.5	Lease Agreement, dated as of May 31, 1995, by and between The Prudential Insurance Company of America and Bronner Slosberg Humphrey Inc. (including amendment numbers 1-6, each dated as of May 31, 1995)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.6	Seventh Amendment to Lease, dated as of March 29, 1999, by and between BP Prucenter Acquisition, LLC and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.7	Eight Amendment to Lease, dated as of July 30, 1999, by and between BP Prucenter Acquisition, LLC and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

Exhibit No.	Exhibit Index Title	Method of Filing

10.8	Sublease, dated as of December 22, 1997, by and between EMI Entertainment World, Inc., and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.9	Sublease, dated as of March 22, 1999, by and between EMI Music, Inc. and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.10	Agreement of Sublease, dated as of April 29, 1999, by and between Warner Music Group Inc. and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.11	Agreement of Sublease, dated as of November 15, 1999, by and between Bill Communications, Inc. and Bronnercom, LLC	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.12	Sub-Sublease Agreement, dated as of June 5, 1998, by and between Strategic Interactive Group, Inc. and Allegiance Telecom, Inc. (including the termination of the Sub-Sublease Agreement, dated as of December 7, 1999)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.13	Sublease Agreement, dated as of August 21, 1997, by and among Tesseract Corporation; Strategic Interactive Group, Inc.; and Bronner Slosberg Humphrey Inc. (including the First Amendment, dated as of June 15, 1999)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.14	Lease Agreement, dated as of July 24, 2000, by and between M&S Balanced Property Fund, L.P. and Digitas Inc.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.15	Master Security Agreement, dated September 27, 2000, by and among Digitas LLC and Fleet Capital Corporation	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.16	Amended and Restated Warrant Agreement, dated as of September 8, 2003, by and between Digitas Inc. and Highbridge International LLC	Filed herewith

10.17	First Amendment to 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on April 3, 2001.

10.18	Employment Agreement, dated as of January 6, 1999, by and between David W. Kenny and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

Exhibit No.	Exhibit Index Title	Method of Filing

10.19	Amended and Restated Employment Agreement, dated as of January 28, 2004, by and between Thomas M. Lemberg, Digitas Inc. and Digitas LLC	Filed herewith

10.20	Advertising Agreement, dated as of January 19, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey	Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.21	General Agreement, dated as of April 12, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey	Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.22	Advertising Agreement, dated as of April 12, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey (including the Agreement Amendment, dated as of May 12, 1999)	Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.23	Advertising/Marketing Agreement, dated as of October 11, 1995, by and between AT&T Communications, Inc.-Business Communications Services and Bronner Slosberg Humphrey Inc. (including the Agreement Amendment dated as of November 27, 1995)	Incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.24	Direct Marketing Agreement, dated as of July 24, 1997, by and between Cellular Telephone Company (d/b/a AT&T Wireless Services, Northeast Region) and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.25	Letter of Engagement, dated as of July 1, 1999, by and among AT&T Interactive Group, AT&T Corporation, and Strategic Interactive Group	Incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.26	Marketing & Advertising Services Agreement, dated as of January 1, 2000, by and between Bronnercom, LLC and General Motors Corporation	Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.27	Agreement 2000 Compensation, dated as of January 5, 2000, by and between General Motors Corporation, Oldsmobile Division and Bronnercom, LLC	Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.28	Advertising/Marketing Promotion Agency Agreement, dated as of October 1, 1997, by and between American Express Travel Related Services Company, Inc. and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.29	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

Exhibit No.	Exhibit Index Title	Method of Filing

10.30	Ninth Amendment to Lease, dated as of February 24, 2000, by and between BP Prucenter Acquisition, LLC and Digitas LLC, formerly known as Bronnercom, LLC, formerly known as Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000

10.31	Tenth Amendment to Lease, dated as of April 20, 2000, by and between BP Prucenter Acquisition, LLC and Digitas LLC, formerly known as Bronnercom, LLC, formerly known as Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000

10.32	First Amendment to Office Lease, dated as of April 27, 2000, by and between Mosten Management Company, Inc. and Digitas LLC, formerly known as Bronnercom, LLC	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000

10.33	Copley Place Office Lease, dated as of March 3, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.34	First Amendment to Copley Place Office Lease, dated as of June 15, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.35	Second Amendment to Copley Place Office Lease, dated as of October 6, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.36	London Office Lease, dated as of July 27, 2000, by and between the Mayor and Commonality and Citizens of the City of London and Digitas (Europe) Inc. and Digitas Inc.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.37	Revolving Credit Agreement, dated as of July 25, 2000, by and among Digitas LLC (as borrower); The Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas, Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Co., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.38	Amendment to Digitas LLC Employee Savings Plan effective January 1, 2002	Incorporated by reference to Exhibit 3.1 to the Annual Report of Form 10-K for the year ended December 31, 2001

10.39	Amendment to Digitas LLC Employee Savings Plan effective May 1, 2001	Incorporated by reference to Exhibit 10.39 to the Annual Report of Form 10-K for the year ended December 31, 2001

10.40	Second Amendment to Revolving Credit Agreement, dated November 26, 2001, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Co., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.40 to the Annual Report of Form 10-K for the year ended December 31, 2001

Exhibit No.	Exhibit Index Title	Method of Filing

10.41	Third Amendment to Revolving Credit Agreement, dated September 30, 2002, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002

10.42	Fourth Amendment to Revolving Credit Agreement, dated February 24, 2003, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.42 to the Annual Report of Form 10-K for the year ended December 31, 2002

10.43	Form of Executive Employment Agreement	Incorporated by reference to Exhibit 10.43 to the Annual Report of Form 10-K for the year ended December 31, 2002

10.44	Consulting Agreement, dated January 9, 2003, by and between Michael Ward and Digitas LLC	Incorporated by reference to Exhibit 10.44 to the Annual Report of Form 10-K for the year ended December 31, 2002

10.45	The Digitas LLC Deferred Compensation Plan, dated as of January 1, 2003	Incorporated by reference to Exhibit 10.45 to the Annual Report of Form 10-K for the year ended December 31, 2002

10.46	Fifth Amendment to Revolving Credit Agreement, dated as of September 12, 2003, by and among Digitas LLC (the “Borrower”) and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as Guarantors) and Fleet National Bank and the other lending institutions listed there in (collectively, the “Banks”) and Fleet National Bank (the “Agent”)	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003

10.47	Sixth Amendment to Revolving Credit Agreement, dated as of December 18, 2003, by and among Digitas LLC (the “Borrower”) and Digitas Inc., Bronner Slosberg Humphrey Inc., BSH Holding LLC and Digitas Security Corp. (as Guarantors) and Fleet National Bank and the other lending institutions listed there in (collectively, the “Banks”) and Fleet National Bank (the “Agent”)	Filed herewith

14.1	Code of Conduct	Filed herewith

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated March 28, 2002	Incorporated by reference to Exhibit 16 to the Registration Statement on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on April 2, 2002

Exhibit No.	Exhibit Index Title	Method of Filing

21.1	Subsidiaries of Digitas Inc.	Filed herewith

23.1	Consent of Independent Auditors	Filed herewith

23.2	Information Regarding Consent of Arthur Andersen LLP	Filed herewith

24.1	Powers of Attorney	Included on signature page hereto

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Letter to the Securities and Exchange Commission Pursuant to Temporary Note 3T	Incorporated by reference to Exhibit 99.1 to the Annual Report of Form 10-K for the year ended December 31, 2001