Form 10-Q
period 2004-03-31
DIGITAS INC
filed 2004-05-10
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of April 30, 2004 there were 64,505,097 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	3 Months Ended March 31,
	2004	2003
Revenue:
Fee revenue	$60,105	$52,260
Pass-through revenue	29,735	26,898

Total revenue	89,840	79,158
Operating expenses:
Professional services costs	34,890	30,588
Pass-through expenses	29,735	26,898
Selling, general and administrative expenses	17,089	16,948
Stock-based compensation	441	1,825
Amortization of intangible assets	176	176

Total operating expenses	82,331	76,435

Income from operations	7,509	2,723

Other income (expense):
Interest income	140	230
Interest expense	(203)	(134)
Other miscellaneous income	1	2

Income before provision for income taxes	7,447	2,821
Provision for income taxes	17	189

Net income	$7,430	$2,632

Net income per share
Basic	$0.12	$0.04
Diluted	$0.10	$0.04

Weighted-average common shares outstanding
Basic	63,457	63,166
Diluted	73,962	69,157

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$80,942	$73,643
Accounts receivable, net of allowance for doubtful accounts of $898 and $962 at March 31, 2004 and December 31, 2003, respectively	33,856	32,860
Accounts receivable, unbilled	20,047	6,851
Prepaid expenses and other current assets	7,006	6,763

Total current assets	141,851	120,117
Fixed assets, net	17,379	17,990
Goodwill, net	98,130	98,130
Other intangible assets, net	529	705
Other assets	3,715	3,579

Total assets	$261,604	$240,521

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,117	$8,698
Billings in excess of cost and estimated earnings on uncompleted contracts	21,539	20,564
Accrued expenses	7,133	7,386
Accrued compensation	23,086	19,410
Accrued restructuring	8,674	9,056
Current portion of long-term debt	288	281

Total current liabilities	73,837	65,395
Long-term debt, less current portion	207	282
Accrued restructuring, long-term	18,108	20,252
Other long-term liabilities	489	175

Total liabilities	92,641	86,104

Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 64,117,124 and 62,809,518 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	641	628
Additional paid-in capital	342,519	336,294
Accumulated deficit	(173,353)	(180,783)
Cumulative foreign currency translation adjustment	5	(28)
Deferred compensation	(849)	(1,694)

Total shareholders’ equity	168,963	154,417

Total liabilities and shareholders’ equity	$261,604	$240,521

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$7,430	$2,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,918	2,651
Stock-based compensation	441	1,825
Changes in operating assets and liabilities:
Accounts receivable	(979)	6,119
Accounts receivable, unbilled	(13,183)	1,015
Prepaid expenses and other current assets	(230)	465
Other assets	(163)	(290)
Accounts payable	4,415	(10,480)
Billings in excess of costs and estimated earnings on uncompleted contracts	972	(1,150)
Accrued expenses	(284)	1,921
Accrued compensation	3,673	1,981
Accrued restructuring	(2,526)	(2,330)
Other long-term liabilities	314	35

Net cash provided by operating activities	1,798	4,394

Cash flows from investing activities:
Purchase of fixed assets	(1,073)	(564)

Net cash used in investing activities	(1,073)	(564)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(151)
Payment of note payable, tenant allowances	(68)	(62)
Proceeds from issuance of common stock	6,641	1,819
Repurchase of common stock, including transaction costs	—	(25,933)

Net cash provided by (used in) financing activities	6,573	(24,327)

Effect of exchange rate changes on cash and cash equivalents	1	—

Net increase (decrease) in cash and cash equivalents	7,299	(20,497)
Cash and cash equivalents, beginning of period	73,643	68,827

Cash and cash equivalents, end of period	$80,942	$48,330

Supplemental disclosure of cash flow information:
Cash paid for taxes	$17	$302
Cash paid for interest	102	111

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Digitas Inc. (the “Company”) in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K for that period. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods presented. The results for these periods are not necessarily indicative of the results for any future reporting period, including the fiscal year. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from these estimates.

Monetary assets and liabilities of the Company’s foreign branch are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historical exchange rates. Income and expenses are remeasured at the weighted-average exchange rate for the period. Transaction gains and losses are reflected in selling, general and administrative expenses in the statements of operations.

2.	NET INCOME AND LOSS PER SHARE

Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” SFAS No. 128 requires both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

For the three months ended March 31, 2004 and 2003 the share numbers used in computing diluted earnings per share included the weighted-average number of common shares outstanding plus 10,504,000 and 5,991,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants.

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

Had compensation costs for the 1998, 1999 and 2000 stock option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and earnings per share would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$7,430	$2,632
Plus: Stock-based compensation included in reported net income, net of tax	441	1,825
Less: Stock-based compensation expense under fair value method, net of tax	(2,507)	(5,173)

Pro forma net income (loss)	$5,364	$(716)

Basic net income per share, as reported	$0.12	$0.04
Diluted net income per share, as reported	$0.10	$0.04
Pro forma basic net income (loss) per share	$0.08	$(0.01)
Pro forma diluted net income (loss) per share	$0.07	$(0.01)

4.	COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$7,430	$2,632
Change in cumulative foreign currency translation adjustment	33	(45)

Comprehensive income	$7,463	$2,587

The components of other comprehensive income are cumulative foreign currency translation adjustments of $5,000 and ($28,000) at March 31, 2004 and December 31, 2003, respectively.

5.	RESTRUCTURING AND RELATED CHARGES

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

During 2003, the Company made significant progress towards eliminating its excess real estate, resulting in the recognition of $4.1 million of restructuring income related to the reversal of restructuring expense initially recorded in 2001 and 2002. The restructuring expense was reversed because of savings of $7.2 million as compared to the Company’s original estimates. The $7.2 million in savings was offset by revisions in estimates of future sublease rates and terms for remaining leases resulting in an increase in expected future obligations of $3.1 million.

The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which the Company leases office space. These sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At March 31, 2004, approximately 70,000 square feet of the approximately 300,000 square feet initially identified as excess remained available for sublease.

At March 31, 2004, the Company’s restructuring accrual totaled $26.8 million. Approximately $0.2 million of this balance is workforce related for final payments of severance and will be fully utilized in 2004. The remaining $26.6 million is related to remaining real estate obligations net of expected sublease income. The Company believes the restructuring accrual of $26.6 million is appropriate and adequate to cover these remaining obligations.

The following is a summary of restructuring activity since December 31, 2003 (dollars in thousands):

	Accrued Restructuring at December 31, 2003	Utilization 2004	Accrued Restructuring at March 31, 2004
Workforce reduction and related costs	$412	$(184)	$228
Consolidation of facilities	28,896	(2,342)	26,554

Total	$29,308	$(2,526)	$26,782

As a result of all restructuring activity, which commenced in the second quarter of 2001, the Company has reduced its workforce by approximately 700 employees across all business functions and regions.

For the three months ended March 31, 2004 and 2003, cash expenditures related to restructuring activities were $2.5 million and $2.4 million, respectively. As of March 31, 2004, total remaining cash expenditures related to restructuring activities were $26.8 million. Approximately $2.3 million in cash expenditures are expected in the second quarter of 2004, and the remaining cash expenditures of approximately $24.5 million, related to real estate rental obligations, over the following eleven years.

6.	STOCK REPURCHASE PROGRAM

In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. As of March 31, 2004, the Company has not repurchased any shares under this program.

7.	LEGAL PROCEEDINGS

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

8.	SUBSEQUENT EVENT

In April 2004, the Company entered into an agreement to lease approximately 200,000 square feet of office space in downtown Boston. The space will serve as the Company’s new headquarters. The lease commences upon the earlier of December 5, 2005 or the date the Company occupies the space. Regardless of when occupancy occurs, the Company is not required to commence rental payments until December 2005. The lease expires in November 2017. The Company’s total contractual obligations under the lease are $86.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We review and update these estimates, including those related to revenue recognition, the allowance for doubtful accounts, goodwill, stock-based compensation and restructuring, on an ongoing basis. We base our estimates on historical experience, and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and assumptions have remained substantially unchanged since December 31, 2003. For a detailed discussion of our critical accounting policies and estimates see our Annual Report on Form 10-K for the Year Ended December 31, 2003, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations “Critical Accounting Policies and Estimates.”

Results of Operations

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenue. Total revenue for the three months ended March 31, 2004 increased by $10.6 million, or 13%, to $89.8 million from $79.2 million for the same period of 2003. Total fee revenue for the three months ended March 31, 2004 increased by $7.8 million, or 15%, to $60.1 million from $52.3 million for the same period in 2003. Some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the three months ended March 31, 2004 and 2003, fee revenue included bonus revenue of $5.2 million and $3.3 million, respectively. The increases in total revenue and fee revenue are due to an increase in demand for our services and higher bonus revenue. Clients began to increase their spending with us in the second half of 2003.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended March 31, 2004, our three largest clients accounted for approximately 61% of our fee revenue and our largest client accounted for approximately 24% of our fee revenue. We believe a loss or any significant reduction in the use of our services by any one of our significant clients could have a material adverse effect on our business, financial condition and results of operations.

Professional services costs. Professional services costs for the three months ended March 31, 2004 increased by $4.3 million, or 14%, to $34.9 million from $30.6 million in the same period of 2003. Professional services costs represented 58% of fee revenue in the three months ended March 31, 2004 compared to 59% in the three months ended March 31, 2003. The increase in costs was the result of adding headcount to meet the increased demand for our services. Professional services costs as a percentage of fee revenue improved slightly due to the increase in fee revenue. We anticipate that professional services costs as a percentage of fee revenue will remain consistent at 57% to 59% of fee revenue for the remainder of 2004.

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses for the three months ended March 31, 2004 increased by $2.8 million, or 10%, to $29.7 million from $26.9 million in the same period of 2003. The increase in pass-through expenses was attributable to increased media programs and production costs for our clients as a result of the increased demand for our services. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2004 were $17.1 million, remaining consistent with the $16.9 million reported in the same period of 2003. Selling, general and administrative expenses decreased as a percentage of fee revenue to 28% in the three months ended March 31, 2004 from 32% in the same period of 2003. The decrease was a result of the increase in our fee revenue during that period. We believe that for the remainder of 2004 selling, general and administrative expenses as a percentage of fee revenue will remain consistent with the first quarter of 2004.

Stock-based compensation. Stock-based compensation for the three months ended March 31, 2004 decreased by $1.4 million, or 78%, to $0.4 million from $1.8 million in the same period of 2003. The decrease is primarily due to a large number of options becoming fully expensed in the fourth quarter of 2003. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000. All remaining deferred stock-based compensation will be fully expensed during the remainder of 2004.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options.

Cash and cash equivalents increased from $73.6 million at December 31, 2003 to $80.9 million at March 31, 2004. Cash provided by operations for the three months ended March 31, 2004 was $1.8 million. Cash provided by operations was primarily the result of the timing of payments for payables and accrued compensation and of cash collections from customers offset by payments for restructuring activities. Included in accrued compensation as of March 31, 2004 are executive bonuses totaling $10.8 million, which will be paid out in the three months ended June 30, 2004. Cash used in investing activities for the three months ended March 31, 2004 was $1.1 million, consisting of capital expenditures relating primarily to computer equipment purchases. Cash provided by financing activities for the three months ended March 31, 2004 was $6.6 million, consisting primarily of proceeds from the issuance of 1.3 million shares of common stock through the exercise of employee stock options and through the employee stock purchase plan.

At March 31, 2004, we had no borrowings under our revolving credit facility and approximately $11.6 million outstanding under standby letters of credit, leaving approximately $8.4 million available for future borrowings.

We continue to evaluate our alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. At March 31, 2004, approximately 70,000 square feet of the approximately 300,000 square feet initially identified as excess remained available for sublease. For the three months ended March 31, 2004, cash expenditures related to restructuring activities were $2.5 million. As of March 31, 2004, total remaining cash expenditures related to restructuring activities were $26.8 million. Approximately $2.3 million in cash expenditures are expected in the second quarter of 2004, and the remaining cash expenditures of approximately $24.5 million, related to real estate rental obligations, over the following eleven years.

The following table summarizes our contractual cash commitments as of March 31, 2004. (Note: interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in millions)
	Total	2004	2005 - 2006	2007 - 2008	2009 and thereafter
Notes payable, tenant allowances	$0.5	$0.2	$0.3	$—	$—
Operating leases	97.7	16.9	33.0	20.2	27.6

Total gross obligations	$98.2	$17.1	$33.3	$20.2	$27.6

Non-cancelable sublease income	(19.5)	(3.0)	(6.3)	(4.4)	(5.8)

Total net obligations	$78.7	$14.1	$27.0	$15.8	$21.8

As of March 31, 2004, all minimum sublease income due in the future under non-cancelable subleases is related to restructured facilities.

In April 2004, we entered into an agreement to lease approximately 200,000 square feet of office space in downtown Boston. The space will serve as the Company’s new headquarters. The lease commences upon the earlier of December 5, 2005 or the date we occupy the space. Regardless of when occupancy occurs, we are not required to commence rental payments until December 2005. The lease expires in November 2017. Total contractual obligations under the lease are $86.3 million, which are not included in the table above.

We expect that at current revenue projections, we will continue to generate cash from operations. We believe that cash from operations combined with current cash and cash equivalents and funds available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In some instances, you can identify forward-looking statements by the fact that they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, any statements contained herein regarding expectations with respect to our future revenues, profitability, expenses or our restructuring of real estate are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Those factors include, without limitation, demand for our services (including the willingness and ability of our clients to maintain or expand their spending), overall economic and business conditions, our ability to sublease or renegotiate terms for our excess office space in the anticipated time frame, the ability of our sublease tenants to meet their obligations to us, resolution of ongoing litigation in which we are involved, continued uncertainty regarding an economic recovery, budgetary and spending decisions by our client base, competitive factors in the market and our ability to effectively manage our size and our client relationships, among other factors. A further review of the risks and uncertainties potentially impacting our future performance can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed January 29, 2004, furnishing the Digitas Inc. press release dated January 29, 2004.

Current Report on Form 8-K, filed February 18, 2004, reporting that the executive officers of Digitas Inc. adopted stock trading plans for trading in Digitas Inc. common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: May 10, 2004	/s/ David W. Kenny
David W. Kenny
Director, Chairman and
Chief Executive Officer

Date: May 10, 2004	/s/ Jeffrey J. Cote
Jeffrey J. Cote
Executive Vice President and
Chief Operating and Financial Officer