Form 10-Q
period 2004-06-30
DIGITAS INC
filed 2004-08-05
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of July 31, 2004 there were 66,036,011 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Fee revenue	$60,620	$51,564	$120,725	$103,824
Pass-through revenue	35,650	20,994	65,385	47,892

Total revenue	96,270	72,558	186,110	151,716

Operating expenses:
Professional services costs	35,186	30,387	70,076	60,975
Pass-through expenses	35,650	20,994	65,385	47,892
Selling, general and administrative expenses	17,310	16,176	34,399	33,124
Stock-based compensation	441	1,930	882	3,755
Amortization of intangible assets	177	177	353	353

Total operating expenses	88,764	69,664	171,095	146,099
Income from operations	7,506	2,894	15,015	5,617

Other income (expense):
Interest income	243	155	383	385
Interest expense	(67)	(144)	(270)	(278)
Other miscellaneous income	5	8	6	10

Income before provision for income taxes	7,687	2,913	15,134	5,734
Provision for income taxes	127	—	144	189

Net income	$7,560	$2,913	$14,990	$5,545

Net income per share:
Basic	$0.12	$0.05	$0.23	$0.09
Diluted	$0.10	$0.05	$0.20	$0.08

Weighted-average common shares outstanding:
Basic	64,995	58,061	64,455	60,599
Diluted	76,214	64,665	76,175	66,914

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$93,794	$73,643
Accounts receivable, net of allowance for doubtful accounts of $884 and $962 at June 30, 2004 and December 31, 2003, respectively	30,355	32,860
Accounts receivable, unbilled	21,011	6,851
Prepaid expenses and other current assets	6,987	6,763

Total current assets	152,147	120,117
Fixed assets, net	17,075	17,990
Goodwill, net	98,130	98,130
Other intangible assets, net	352	705
Other assets	3,898	3,579

Total assets	$271,602	$240,521

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,215	$8,698
Billings in excess of cost and estimated earnings on uncompleted contracts	22,990	20,564
Accrued expenses	7,747	7,386
Accrued compensation	15,724	19,410
Accrued restructuring	8,472	9,056
Current portion of long-term debt	295	281

Total current liabilities	71,443	65,395
Long-term debt, less current portion	131	282
Accrued restructuring, long-term	15,967	20,252
Other long-term liabilities	501	175

Total liabilities	88,042	86,104

Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 65,877,272 and 62,809,518 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	658	628
Additional paid-in capital	349,009	336,294
Accumulated deficit	(165,793)	(180,783)
Cumulative foreign currency translation adjustment	1	(28)
Deferred compensation	(315)	(1,694)

Total shareholders’ equity	183,560	154,417

Total liabilities and shareholders’ equity	$271,602	$240,521

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$14,990	$5,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,714	5,191
Stock-based compensation	882	3,755
Changes in operating assets and liabilities:
Accounts receivable	2,522	7,361
Accounts receivable, unbilled	(14,147)	6,030
Prepaid expenses and other current assets	(212)	150
Other assets	(373)	(957)
Accounts payable	7,509	(10,357)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,423	(1,905)
Accrued expenses	333	(376)
Accrued compensation	(3,687)	(3,686)
Accrued restructuring	(4,869)	(4,132)
Other long-term liabilities	326	35

Net cash provided by operating activities	9,411	6,654

Cash flows from investing activities:
Purchase of fixed assets	(2,366)	(897)

Net cash used in investing activities	(2,366)	(897)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(216)
Payment of note payable, tenant allowances	(137)	(124)
Proceeds from issuance of common stock	13,241	3,972
Repurchase of common stock, including transaction costs	—	(25,933)

Net cash provided by (used in) financing activities	13,104	(22,301)
Effect of exchange rate changes on cash and cash equivalents	2	(28)

Net increase (decrease) in cash and cash equivalents	20,151	(16,572)
Cash and cash equivalents, beginning of period	73,643	68,827

Cash and cash equivalents, end of period	$93,794	$52,255

Supplemental disclosure of cash flow information:
Cash paid for taxes	$138	$—
Cash paid for interest	225	225

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

For the three months ended June 30, 2004 and 2003 the share numbers used in computing diluted earnings per share included the weighted-average number of common shares outstanding plus 11,219,000 and 6,604,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants. For the six months ended June 30, 2004 and 2003 the share numbers used in computing diluted earnings per share included the weighted-average number of common shares outstanding plus 11,720,000 and 6,315,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants.

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

Had compensation costs for the 1998, 1999 and 2000 stock option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$7,560	$2,913	$14,990	$5,545
Plus: Stock-based compensation expense included in reported net income, net of tax	441	1,930	882	3,755
Less: Stock-based compensation expense under fair value method, net of tax	(2,271)	(7,179)	(4,778)	(12,352)

Pro forma net income (loss)	$5,730	$(2,336)	$11,094	$(3,052)

Basic net income per share, as reported	$0.12	$0.05	$0.23	$0.09
Diluted net income per share, as reported	$0.10	$0.05	$0.20	$0.08
Pro forma basic net income (loss) per share	$0.09	$(0.04)	$0.17	$(0.05)
Pro forma diluted net income (loss) per share	$0.08	$(0.04)	$0.15	$(0.05)

4. COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$7,560	$2,913	$14,990	$5,545
Change in cumulative foreign currency translation adjustment	(4)	90	29	45

Comprehensive income	$7,556	$3,003	$15,019	$5,590

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

During 2003, the Company made significant progress towards eliminating its excess real estate, resulting in the recognition of $4.1 million of restructuring income in the fourth quarter of 2003 related to the reversal of restructuring expense initially recorded in 2001 and 2002. The restructuring expense was reversed because of savings of $7.2 million as compared to the Company’s original estimates. The $7.2 million in savings was offset by revisions in estimates of future sublease rates and terms for remaining leases resulting in an increase in expected future obligations of $3.1 million.

The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which the Company leases office space. These sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At June 30, 2004, approximately 70,000 square feet of the approximately 300,000 square feet initially identified as excess office space remained available for sublease.

At June 30, 2004, the Company’s restructuring accrual totaled $24.4 million. Less than $0.1 million of this balance is workforce related for final payments of severance and will be fully utilized in the third quarter of 2004. The remaining balance is related to remaining real estate obligations net of expected sublease income. The Company believes the restructuring accrual of $24.4 million is appropriate and adequate to cover these remaining obligations.

The following is a summary of restructuring activity since December 31, 2003 (dollars in thousands):

	Accrued Restructuring at December 31, 2003	Utilization 2004	Accrued Restructuring at June 30, 2004
Workforce reduction and related costs	$412	$(363)	$49
Consolidation of facilities	28,896	(4,506)	24,390

Total	$29,308	$(4,869)	$24,439

As a result of all restructuring activity, which commenced in the second quarter of 2001, the Company has reduced its workforce by approximately 700 employees across all business functions and regions.

For the three months ended June 30, 2004 and 2003, cash expenditures related to restructuring activities were $2.4 million and $1.8 million, respectively. For the six months ended June 30, 2004 and 2003, cash expenditures related to restructuring activities were $4.9 million and $4.2 million, respectively. As of June 30, 2004, total remaining cash expenditures related to restructuring activities were $24.4 million. Of that amount, approximately $2.3 million in cash expenditures are expected in the third quarter of 2004, and the remaining cash expenditures of approximately $22.1 million, related to real estate rental obligations, over the following eleven years.

6. STOCK REPURCHASE PROGRAM

In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. As of June 30, 2004, the Company has not repurchased any shares under this program.

In conjunction with the announcement in July 2004 of the execution of a definitive agreement to acquire Modem Media, Inc. (see Note 9), the Board of Directors increased the Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005, effective as of the closing of the acquisition.

7. COMMITMENTS

In April 2004, the Company entered into an agreement to lease approximately 200,000 square feet of office space in downtown Boston. The space will serve as the Company’s new headquarters. The lease commences upon the earlier of December 1, 2005 or the date the Company occupies the space. Regardless of when occupancy occurs, the Company is not required to commence rental payments until December 2005. The lease expires in November 2017. Total contractual obligations under the lease are $86.3 million. The Company’s current lease for approximately 275,000 square feet of office space in downtown Boston expires November 30, 2005.

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

9. SUBSEQUENT EVENTS

In July 2004, the Company entered into an agreement to acquire Modem Media, Inc. (“Modem”), a publicly traded interactive marketing strategy and services firm, in a stock-for-stock transaction. Modem has approximately 250 employees and has its headquarters in Norwalk, Connecticut. It also operates offices in London and San Francisco. For the year ended December 31, 2003, Modem reported revenues of $61.0 million. Under the terms of the agreement, at the closing, each outstanding share of Modem common stock will be exchanged for .70 shares of the Company’s common stock, and each outstanding option or warrant to purchase Modem common stock will be assumed by the Company and become exercisable into the Company’s common stock (except to the extent that holders of options issued under Modem’s United Kingdom option plan refuse the offer to have their options exchanged for options to purchase the Company’s common stock, in which case their options shall continue to be exercisable for Modem common stock), with appropriate adjustments based on the merger exchange ratio. Based on the closing price of the Company’s common stock at the time of the announcement, the acquisition is valued at approximately $200 million on a fully diluted basis. The transaction, which is subject to customary closing conditions, including regulatory approval and approval of the stockholders of both companies, is expected to close in the fourth quarter of 2004, although the Company cannot guarantee that the acquisition will close by that time.

In July 2004, AT&T Corp. (“AT&T”) announced that it will discontinue its marketing of local and long-distance telephone services to consumers. The Company’s fee revenue related to those services was approximately 60% of total fee revenue from AT&T for the year ended December 31, 2003 and 50% for the six months ended June 30, 2004. Total fee revenue from AT&T was approximately 13% of fee revenue from all clients during the year ended December 31, 2003 and 15% during the six months ended June 30, 2004. As a result of this change in AT&T’s business focus, the Company was notified that AT&T will reduce its marketing and advertising budget with respect to some services provided by Digitas. The company has not been informed of how this change will impact AT&T’s marketing and advertising budget for other lines of business for which the Company provides services or its overall budget for Digitas services.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue. Total revenue for the three months ended June 30, 2004 increased by $23.7 million, or 33%, to $96.3 million from $72.6 million for the same period of 2003. Total fee revenue for the three months ended June 30, 2004 increased by $9.0 million, or 17%, to $60.6 million from $51.6 million for the same period in 2003. Some of our contracts include a discretionary annual bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the three months ended June 30, 2004 and 2003, fee revenue included bonus revenue of $0.2 million and $2.8 million, respectively. The increases in total revenue and fee revenue are primarily due to an increase in demand for our services. Clients began to increase their spending with us in the second half of 2003.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended June 30, 2004, our three largest clients accounted for approximately 60% of our fee revenue and our largest client accounted for approximately 24% of our fee revenue. We believe a loss or any significant reduction in the use of our services by any one of our significant clients could have a material adverse effect on our business, financial condition and results of operations.

Professional services costs. Professional services costs for the three months ended June 30, 2004 increased by $4.8 million, or 16%, to $35.2 million from $30.4 million in the same period of 2003. Professional services costs represented 58% of fee revenue in the three months ended June 30, 2004 compared to 59% in the three months ended June 30, 2003. The increase in costs was the result of adding headcount to meet the increased demand for our services. Professional services costs as a percentage of fee revenue decreased slightly due to the increase in fee revenue. We anticipate that professional services costs as a percentage of fee revenue will remain consistent at 57% to 59% of fee revenue for the remainder of 2004.

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses for the three months ended June 30, 2004 increased by $14.7 million, or 70%, to $35.7 million from $21.0 million in the same period of 2003. The increase in pass-through expenses was attributable to increased media programs and production costs for our clients during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.1 million, or 7%, to $17.3 million from $16.2 million in the same period of 2003. Selling, general and administrative expenses decreased as a percentage of fee revenue to 29% in the three months ended June 30, 2004 from 31% in the same period of 2003. That decrease in expenses as a percentage of revenue was a result of the increase in our fee revenue during that period. We anticipate that selling, general and administrative expenses as a percentage of fee revenue will remain consistent at 29% to 30% of fee revenue for the remainder of 2004.

Stock-based compensation. Stock-based compensation for the three months ended June 30, 2004 decreased by $1.5 million, or 79%, to $0.4 million from $1.9 million in the same period of 2003. The decrease is primarily due to a large number of options becoming fully expensed in the fourth quarter of 2003. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000. All remaining deferred stock-based compensation will be fully expensed during the remainder of 2004.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue. Total revenue for the six months ended June 30, 2004 increased by $34.4 million, or 23%, to $186.1 million from $151.7 million for the same period in 2003. Total fee revenue for the six months ended June 30, 2004 increased by $16.9 million, or 16%, to $120.7 million from $103.8 million for the same period in 2003. Some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the six months ended June 30, 2004 and 2003, fee revenue included bonus revenue of $5.4 million and $6.1 million, respectively. The increases in total revenue and fee revenue are due to an increase in demand for our services. Clients began to increase their spending with us in the second half of 2003.

For the six months ended June 30, 2004, our three largest clients accounted for approximately 61% of our fee revenue and our largest client accounted for approximately 23% of our fee revenue. We believe that a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition, and results of operations.

Professional services costs. Professional services costs for the six months ended June 30, 2004 increased by $9.1 million, or 15%, to $70.1 million from $61.0 million in the same period of 2003. Professional services costs represented 58% of fee revenue in the six months ended June 30, 2004 and 59% of fee revenue in the six months ended June 30, 2003. The increase in costs was the result of adding headcount to meet the increased demand for our services. Professional services costs as a percentage of fee revenue decreased slightly due to the increase in fee revenue.

Pass-through expenses. Pass-through expenses for the six months ended June 30, 2004 increased by $17.5 million, or 37%, to $65.4 million from $47.9 million in the same period of 2003. The increase in pass-through expenses was attributable to increased media programs and production costs for our clients during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2004 increased by $1.3 million, or 4%, to $34.4 million from $33.1 million in the same period of 2003. Selling, general and administrative expenses decreased to 29% of fee revenue in the six months ended June 30, 2004 from 32% of fee revenue in the same period of 2003. That decrease in expenses as a percentage of fee revenue is due to the increase in fee revenue, which is the result of increased demand for our services, and a decrease in depreciation expense, which is the result of fixed assets becoming fully depreciated during the second half of 2003.

Stock-based compensation. Stock-based compensation for the six months ended June 30, 2004 decreased by $2.9 million, or 77%, to $0.9 million from $3.8 million in the same period of 2003. The decrease is primarily due to a large number of options becoming fully expensed in the fourth quarter of 2003. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000. All remaining deferred stock-based compensation will be fully expensed during the remainder of 2004.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of stock options.

Cash and cash equivalents increased from $73.6 million at December 31, 2003 to $93.8 million at June 30, 2004. Cash provided by operations for the six months ended June 30, 2004 was $9.4 million. Cash provided by operations was primarily net income for the period plus the increase in accounts payable related to the increase in pass-through expenses offset by payments for restructuring activities and executive bonuses. During the six months ended June 30, 2004, we paid executive bonuses totaling $10.8 million. Cash used in investing activities for the six months ended June 30, 2004 was $2.3 million, consisting of capital expenditures relating primarily to computer equipment purchases. Cash provided by financing activities for the six months ended June 30, 2004 was $13.1 million, consisting primarily of proceeds from the issuance of approximately 3.0 million shares of common stock through the exercise of employee stock options and through the employee stock purchase plan.

At June 30, 2004, we had no borrowings under our revolving credit facility and approximately $11.6 million outstanding under standby letters of credit, leaving approximately $8.4 million available for future borrowings.

We continue to evaluate our alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. At June 30, 2004, approximately 70,000 square feet of the approximately 300,000 square feet initially identified as excess office space remained available for sublease. For the six months ended June 30, 2004, cash expenditures related to restructuring activities were $4.9 million. As of June 30, 2004, total remaining cash expenditures related to restructuring activities were $24.4 million. Of that amount, approximately $2.3 million in cash expenditures are expected in the third quarter of 2004, and the remaining cash expenditures of approximately $22.1 million, related to real estate rental obligations, over the following eleven years.

The following table summarizes our contractual cash commitments as of June 30, 2004. (Note: interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in millions)
	Total	2004	2005 - 2006	2007– 2008	2009 and thereafter
Notes payable, tenant allowances	$0.5	$0.2	$0.3	$—	$—
Operating leases	178.3	11.3	39.4	32.3	95.3

Total gross obligations	$178.8	$11.5	$39.7	$32.3	$95.3

Non-cancelable sublease income	(18.4)	(2.0)	(6.2)	(4.4)	(5.8)

Total net obligations	$160.4	$9.5	$33.5	$27.9	$89.5

As of June 30, 2004, all minimum sublease income due in the future under non-cancelable subleases is related to restructured facilities.

In April 2004, we entered into an agreement to lease approximately 200,000 square feet of office space in downtown Boston. The space will serve as the Company’s new headquarters. The lease commences upon the earlier of December 1, 2005 or the date we occupy the space. Regardless of when occupancy occurs, we are not required to commence rental payments until December 2005. The lease expires in November 2017. Total contractual obligations under the lease are $86.3 million, which are included in the table above. Our current lease for approximately 275,000 square feet of office space in downtown Boston expires November 30, 2005.

We expect that at current revenue projections, we will continue to generate cash from operations. We believe that cash from operations combined with current cash and cash equivalents and funds available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

In July 2004, AT&T Corp. (“AT&T”) announced that it will discontinue its marketing of local and long-distance telephone services to consumers. Our fee revenue related to those services was approximately 60% of total fee revenue from AT&T for the year ended December 31, 2003 and 50% for the six months ended June 30, 2004. Total fee revenue from AT&T was approximately 13% of fee revenue from all clients during the year ended December 31, 2003 and 15% during the six months ended June 30, 2004. As a result of this change in AT&T’s business focus, we were notified that AT&T will reduce its marketing and advertising budget with respect to some services provided by Digitas. We have not been informed of how this change will impact AT&T’s marketing and advertising budget for other lines of business for which we provide services or its overall budget for Digitas services.

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In some instances, you can identify forward-looking statements by the fact that they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, any statements contained herein regarding expectations with respect to our future revenues, profitability, expenses or our restructuring of real estate are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Those factors include, without limitation, demand for our services (including the willingness and ability of our clients to maintain or expand their spending), overall economic and business conditions, our ability to sublease or renegotiate terms for our excess office space in the anticipated time frame, the ability of our sublease tenants to meet their obligations to us, resolution of ongoing litigation in which we are involved, continued uncertainty regarding an economic recovery, budgetary and spending decisions by our client base, ability to manage costs at anticipated levels, competitive factors in the market, our ability to effectively manage our size and our client relationships and our ability to effectively integrate the business of Modem Media, Inc. following consummation of the acquisition without excessive unanticipated costs and to achieve the anticipated benefits of the acquisition, among other factors. A further review of the risks and uncertainties potentially impacting our future performance can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that they believe that as of the end of the period covered by this report, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 13, 2004 to elect two directors. There was no solicitation in opposition to management’s nominees for director as listed in the Company’s proxy statement and these nominees were elected as Class I directors to hold office until the 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The results of the votes were as follows:

Election of Class I Directors:

	FOR	WITHHELD
Robert R. Glatz	57,108,556	2,410,943
David W. Kenny	55,891,389	3,628,110

There were no broker non-votes applicable to the election of the directors. The following other directors have terms as director that continue after the meeting: Arthur Kern, Gail J. McGovern, Gregor S. Bailar, Michael E. Bronner, and Philip U. Hammarskjold.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed April 29, 2004, furnishing the Digitas Inc. press release dated April 29, 2004.

Current Report on Form 8-K, filed April 28, 2004, reporting a lease with Arch Street Tower LLC for office space in Boston, MA.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: August 5, 2004	/s/ David W. Kenny
David W. Kenny
Director, Chairman and Chief Executive Officer

Date: August 5, 2004	/s/ Jeffrey J. Cote
Jeffrey J. Cote
Chief Financial and Administrative Officer