Form 10-Q
period 2004-09-30
DIGITAS INC
filed 2004-11-05
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of October 31, 2004 there were 86,783,340 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Fee revenue	$59,859	$52,218	$180,584	$156,042
Pass-through revenue	30,623	25,709	96,008	73,601

Total revenue	90,482	77,927	276,592	229,643

Operating expenses:
Professional services costs	33,393	30,548	103,469	91,523
Pass-through expenses	30,623	25,709	96,008	73,601
Selling, general and administrative expenses	16,664	16,335	51,063	49,459
Restructuring expenses	1,220	—	1,220	—
Stock-based compensation [a]	552	1,980	1,434	5,735
Amortization of intangible assets	176	176	529	529

Total operating expenses	82,628	74,748	253,723	220,847

Income from operations	7,854	3,179	22,869	8,796
Other income (expense):
Interest income	324	152	707	537
Interest expense	(135)	(140)	(405)	(418)
Other miscellaneous income, net	272	6	278	16

Income before provision for income taxes	8,315	3,197	23,449	8,931
Provision for income taxes	130	—	274	189

Net income	$8,185	$3,197	$23,175	$8,742

Net income per share
Basic	$0.12	$0.05	$0.36	$0.14
Diluted	$0.11	$0.05	$0.31	$0.13

Weighted-average common shares outstanding
Basic	66,149	59,712	64,893	60,300
Diluted	75,665	69,012	75,862	67,815

[a]	Stock-based compensation relates to professional services costs and selling, general and administrative expenses as follows: $552 and $0 for the three months ended September 30, 2004; $1,861 and $119 for the three months ended September 30, 2003; $1,434 and $0 for the nine months ended September 30, 2004; and $5,391 and $344 for the nine months ended September 30, 2003; respectively.

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$62,417	$53,843
Short-term investments	40,000	19,800
Accounts receivable, net of allowance for doubtful accounts of $852 and $962 at September 30, 2004 and December 31, 2003, respectively	34,984	32,860
Accounts receivable, unbilled	14,589	6,851
Prepaid expenses and other current assets	8,367	6,763

Total current assets	160,357	120,117
Fixed assets, net	16,689	17,990
Goodwill, net	98,130	98,130
Other intangible assets, net	176	705
Other assets	3,769	3,579

Total assets	$279,121	$240,521

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,892	$8,698
Billings in excess of cost and estimated earnings on uncompleted contracts	18,983	20,564
Accrued expenses	7,724	7,386
Accrued compensation	17,946	19,410
Accrued restructuring	8,693	9,056
Current portion of long-term debt	303	281

Total current liabilities	69,541	65,395
Long-term debt, less current portion	52	282
Accrued restructuring, long-term	14,089	20,252
Other long-term liabilities	490	175

Total liabilities	84,172	86,104

Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 66,547,027 and 62,809,518 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	665	628
Additional paid-in capital	351,946	336,294
Accumulated deficit	(157,608)	(180,783)
Cumulative foreign currency translation adjustment	(54)	(28)
Deferred compensation	—	(1,694)

Total shareholders’ equity	194,949	154,417

Total liabilities and shareholders’ equity	$279,121	$240,521

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$23,175	$8,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,430	7,541
Stock-based compensation	1,434	5,735
Restructuring expenses	1,220	—
Changes in operating assets and liabilities:
Accounts receivable	(2,113)	5,838
Accounts receivable, unbilled	(7,739)	1,248
Prepaid expenses and other current assets	(1,599)	1,355
Other assets	(271)	(1,208)
Accounts payable	7,192	(7,097)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,581)	(4,948)
Accrued expenses	324	1,422
Accrued compensation	(1,466)	(874)
Accrued restructuring	(7,746)	(6,877)
Other long-term liabilities	315	(152)

Net cash provided by operating activities	16,575	10,725

Cash flows from investing activities:
Purchases of short-term investments	(549,753)	(192,150)
Proceeds from sales and maturities of short-term investments	529,553	191,950
Purchases of fixed assets	(3,505)	(1,890)

Net cash used in investing activities	(23,705)	(2,090)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(276)
Payment of notes payable, tenant allowances	(208)	(189)
Proceeds from issuance of common stock	15,948	11,410
Repurchase of common stock, including transaction costs	—	(25,933)

Net cash provided by (used in) financing activities	15,740	(14,988)
Effect of exchange rate changes on cash and cash equivalents	(36)	(7)

Net increase (decrease) in cash and cash equivalents	8,574	(6,360)
Cash and cash equivalents, beginning of period	53,843	48,977

Cash and cash equivalents, end of period	$62,417	$42,617

Supplemental disclosure of cash flow information:
Cash paid for taxes	$208	$30
Cash paid for interest	327	342

The accompanying notes are an integral part of these financial statements.

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

Certain previously reported amounts have been reclassified to conform to the current period presentation. At September 30, 2004, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of September 30, 2004 and for all prior periods. As of September 30, 2004 and December 31, 2003, the Company held approximately $40.0 million and $19.8 million, respectively, of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company. The following table summarizes the balances as previously reported and as reclassified as of the period ending dates for each of the past seven quarters (dollars in thousands).

	As Reported	As Reclassified
	Cash and Cash Equivalents	Cash and Cash Equivalents	Short-term Investments
Jun 30, 2004	$93,794	$53,794	$40,000
Mar 31, 2004	80,942	51,142	29,800
Dec 31, 2003	73,643	53,843	19,800
Sep 30, 2003	62,667	42,617	20,050
Jun 30, 2003	52,255	32,205	20,050
Mar 31, 2003	48,330	28,280	20,050
Dec 31, 2002	68,827	48,977	19,850

2. NET INCOME PER SHARE

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

For the three months ended September 30, 2004 and 2003 the share numbers used in computing diluted earnings per share included the weighted-average number of common shares outstanding plus 9,516,000 and 9,300,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants. For the nine months ended September 30, 2004 and 2003 the share numbers used in computing diluted earnings per share included the weighted-average number of common shares outstanding plus 10,969,000 and 7,515,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants.

As further discussed in Note 9, on October 15, 2004, the Company issued approximately 19.5 million shares in conjunction with completing the acquisition of Modem Media, Inc.

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

Had compensation costs for the 1998, 1999 and 2000 stock option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$8,185	$3,197	$23,175	$8,742
Plus: Stock-based compensation expense included in reported net income, net of tax	552	1,980	1,434	5,735
Less: Stock-based compensation expense under fair value method, net of tax	(1,723)	(3,953)	(6,501)	(16,305)

Pro forma net income (loss)	$7,014	$1,224	$18,108	$(1,828)

Basic net income per share, as reported	$0.12	$0.05	$0.36	$0.14
Diluted net income per share, as reported	$0.11	$0.05	$0.31	$0.13
Pro forma basic net income (loss) per share	$0.11	$0.02	$0.28	$(0.03)
Pro forma diluted net income (loss) per share	$0.09	$0.02	$0.24	$(0.03)

4. COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$8,185	$3,197	$23,175	$8,742
Change in cumulative foreign currency translation adjustment	(55)	61	(26)	106

Comprehensive income	$8,130	$3,258	$23,149	$8,848

5. RESTRUCTURING AND RELATED CHARGES

During 2001, the Company recorded restructuring expenses totaling $41.9 million, consisting of $16.7 million for workforce reduction and related costs and $25.2 million for the consolidation of facilities and abandonment of related leasehold improvements. The facilities charge represented an estimate of future obligations under the terms of the leases for identified excess space less anticipated income from subleasing activities. In determining this estimate, management evaluated its potential to sublease its excess space and its ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of office space.

During 2002, the Company recorded restructuring expenses totaling $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were recorded to further align the cost structure with changing market conditions and to update estimates originally made in 2001 for current information for anticipated income from subleasing activities. The change in estimates related to changes in estimated sublease rates and terms. These sublease estimates, which were made in connection with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess space.

During 2003, the Company reduced the amount of its excess real estate, resulting in the recognition of $4.1 million of restructuring income in the fourth quarter of 2003 related to the reversal of restructuring expense initially recorded in 2001 and 2002. The restructuring expense was reversed because of savings of $7.2 million as compared to the Company’s original estimates. The $7.2 million in savings was offset by revisions in estimates of future sublease rates and terms for remaining leases resulting in an increase in expected future obligations of $3.1 million.

During the three months ended September 30, 2004, the Company recorded restructuring expenses totaling $1.2 million, consisting solely of workforce reduction and related costs. The Company reduced its workforce by approximately 50 people, primarily in its Boston office. This reduction was primarily in response to an announcement in July by AT&T Corp. (“AT&T”) that it would discontinue its marketing of local and long-distance telephone services to consumers.

The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which the Company leases office space. These sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At September 30, 2004, approximately 60,000 square feet of the approximately 300,000 square feet initially identified as excess office space remained available for sublease.

At September 30, 2004, the Company’s restructuring accrual totaled $22.8 million. Of this balance, approximately $0.8 million is related to payments of severance and will be utilized in the fourth quarter of 2004. The remaining $22.0 million is related to remaining real estate obligations net of expected sublease income. The Company believes the restructuring accrual is appropriate and adequate to cover remaining obligations.

The following is a summary of restructuring activity since December 31, 2003 (dollars in thousands):

	Accrued Restructuring at December 31, 2003	Restructuring Expenses 2004	Utilization 2004	Accrued Restructuring at September 30, 2004
Workforce reduction and related costs	$412	$1,220	$(807)	$825
Consolidation of facilities	28,896	—	(6,939)	21,957

Total	$29,308	$1,220	$(7,746)	$22,782

As a result of all restructuring activity, which commenced in the second quarter of 2001, the Company has reduced its workforce by approximately 750 employees across all business functions and regions.

For the three months ended September 30, 2004 and 2003, cash expenditures related to restructuring activities were $2.9 million and $2.7 million, respectively. For the nine months ended September 30, 2004 and 2003, cash expenditures related to restructuring activities were $7.7 million and $6.9 million, respectively. As of September 30, 2004, total remaining cash expenditures related to restructuring activities were $22.8 million. Of that amount, approximately $2.9 million in cash expenditures are expected in the fourth quarter of 2004, and the remaining cash expenditures of approximately $19.9 million, related to real estate rental obligations, over the following eleven years.

6. STOCK REPURCHASE PROGRAM

In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program.

In July 2004, the Board of Directors increased the Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005.

As of September 30, 2004, the Company had not repurchased any shares under this program.

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

8. LEGAL PROCEEDINGS

The Company is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claimed violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against the Company’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claims against the Company were dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including the Company, with respect to the remaining claims. If completed and if then approved by the court, the settlement would dismiss those claims against the Company and is expected to result in no material liability to it. The Company believes that the claims against it are without merit and, if they are not dismissed as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions. In addition, the Company acquired Modem Media Inc. on October 15, 2004. See Note 9 for further discussion.

9. SUBSEQUENT EVENT - ACQUISITION OF MODEM MEDIA

On July 15, 2004, the Company entered into an agreement with Modem Media, Inc. (“Modem”), a publicly traded interactive marketing strategy and services firm, under which Modem agreed to merge with a wholly owned subsidiary of the Company in a stock-for-stock transaction. The parties agreed to the transaction based on their belief that it would provide added value to their respective shareholders resulting from a combined entity with stronger long-term growth potential due to an increased scope of services, strengthened shared client relationships, a common strategic focus on delivering client value and operating synergies. The transaction closed on October 15, 2004. The acquisition was valued at approximately $170 million. Each outstanding share of Modem common stock was exchanged for .70 shares of the Company’s common stock, and each outstanding option to purchase Modem common stock was assumed by the Company and is exercisable into the Company’s common stock at the same exchange ratio. Modem has approximately 250 employees and has its headquarters in Norwalk, Connecticut. It also operates offices in London and

San Francisco. The Company expects that a restructuring charge of approximately $3 million may be recognized in either the fourth quarter of 2004 or in the first quarter of 2005, due to office consolidations in London and San Francisco. For the year ended December 31, 2003, Modem reported revenue of $61.0 million. Modem will operate as a wholly-owned subsidiary of Digitas Inc.

As a result of our acquisition of Modem in October 2004, we assumed reporting obligations for litigation pending against it and its subsidiaries.

Modem is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Beginning in August 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Modem, several of its officers and directors, and five underwriters of its initial public offering (the “Modem Offering”). The purported class actions are all brought on behalf of purchasers of Modem’s common stock since the date of the Modem Offering. The plaintiffs allege, among other things, that Modem’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Modem’s stock price in the period after the Modem Offering. The plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Modem. If completed and if then approved by the court, the settlement would dismiss the claims against Modem and the individual defendants and is expected to result in no material liability to the Company. The Company believes that the claims against Modem are without merit and, if they are not dismissed as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

In August 2001, Modem Media Canada, Inc., a subsidiary of Modem, brought suit against its landlord, City Core Properties, Ltd., in Ontario Supreme Court for breach of an office lease on the basis that the landlord did not complete the building into which Modem Media Canada was to move. Modem Media Canada is claiming approximately $1.2 million in damages. The landlord counter-sued Modem, Modem Media Canada and certain of Modem’s officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. The landlord and his brother were added personally as defendants in the lawsuit. The office space was repossessed by a mortgage holder and has been sold to an unrelated third party. A trial on the matter is scheduled for April 2005. The Company intends to defend against the landlord’s claims vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue. Total revenue for the three months ended September 30, 2004 increased by $12.6 million, or 16%, to $90.5 million from $77.9 million for the same period of 2003. Total fee revenue for the three months ended September 30, 2004 increased by $7.7 million, or 15%, to $59.9 million from $52.2 million for the same period in 2003. Some of our contracts include a discretionary annual bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended September 30, 2004, our three largest clients accounted for approximately 62% of our fee revenue and our largest client accounted for approximately 24% of our fee revenue. We believe a loss or any significant reduction in the use of our services by any one of our significant clients could have a material adverse effect on our business, financial condition and results of operations.

In July, AT&T announced that it would discontinue its marketing of local and long-distance telephone services to consumers. Digitas’ fee revenue related to those services represented approximately 50% of our total fee revenue from AT&T for the six month period prior to AT&T’s announcement. As a result of AT&T’s decision, AT&T notified us of its intent to terminate our services with respect to the marketing of local and long-distance telephone services to consumers. Under the terms of our agreement, AT&T was required to make continued payments with respect to our services for a period of ninety days from the date of notification even though substantially all of those services had ceased. For the three months ended September 30, 2004, we recognized $3.8 million of fee revenue related to these payments. We continue to provide services to other business units within AT&T. In addition, we also received

$0.6 million of performance bonus revenue from AT&T related to services performed in the first six months of 2004.

Excluding the fee revenue from AT&T related to the contract termination provision and the bonus revenue, total fee revenue for the three months ended September 30, 2004 was $55.5 million, an increase of $3.3 million, or 6%, from the three months ended September 30, 2003. Excluding these one-time revenue amounts from AT&T, total revenue for the three months ended September 30, 2004 was $86.1 million, an increase of $8.2 million, or 11%, from the three months ended September 30, 2003. These increases in fee revenue and total revenue are primarily due to an increase in demand for our services from clients other than AT&T.

Professional services costs. Professional services costs for the three months ended September 30, 2004 increased by $2.9 million, or 10%, to $33.4 million from $30.5 million in the same period of 2003. Professional services costs represented 56% of fee revenue in the three months ended September 30, 2004 compared to 58% in the three months ended September 30, 2003. The increase in costs was the result of adding headcount to meet the increased demand for our services as compared to 2003. Professional services costs as a percentage of fee revenue decreased due to the increase in demand for our services and the one-time fee revenue from AT&T related to the contract termination provision.

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses for the three months ended September 30, 2004 increased by $4.9 million, or 19%, to $30.6 million from $25.7 million in the same period of 2003. The increase in pass-through expenses was attributable to increased media programs and production costs for our clients during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2004 increased by $0.4 million, or 2%, to $16.7 million from $16.3 million for the three months ended September 30, 2003. Selling, general and administrative expenses as a percentage of fee revenue decreased to 28% in the three months ended September 30, 2004 from 31% in the same period of 2003. That decrease in expenses as a percentage of revenue was a result of the increase in our fee revenue during that period.

Restructuring expenses. No restructuring expenses were recorded during the three months ended September 30, 2003. During the three months ended September 30, 2004, we recorded restructuring expenses totaling $1.2 million, consisting solely of workforce reduction and related costs. We reduced our workforce by approximately 50 people, primarily in our Boston office. This reduction was primarily in response to an announcement in July by AT&T that it would discontinue its marketing of local and long-distance telephone services to consumers.

We continue to evaluate alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. Our sublease estimates, which were made in consultation with our real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which we determined we had excess office space. At September 30, 2004, approximately 60,000 square feet of the approximately 300,000 square feet initially identified as excess office space remained available for sublease.

At September 30, 2004, our restructuring accrual totaled $22.8 million. Of this balance, approximately $0.8 million is related to payments of severance and will be utilized in the fourth quarter of 2004. The remaining $22.0 million is related to remaining real estate obligations net of expected sublease income. We believe the restructuring accrual is appropriate and adequate to cover remaining obligations.

Stock-based compensation. Stock-based compensation for the three months ended September 30, 2004 decreased by $1.4 million, or 72%, to $0.6 million from $2.0 million in the same period of 2003. The decrease is primarily due to a large number of options becoming fully expensed in the fourth quarter of 2003. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000. All remaining stock-based compensation was fully expensed during the third quarter of 2004.

Other miscellaneous income, net. During the three months ended September 30, 2004, we recorded approximately $0.3 million of other miscellaneous income. This miscellaneous income is primarily grant income from the state of New York for achieving certain employment levels in that state.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue. Total revenue for the nine months ended September 30, 2004 increased by $47.0 million, or 20%, to $276.6 million from $229.6 million for the same period in 2003. Total fee revenue for the nine months ended September 30, 2004 increased by $24.6 million, or 16%, to $180.6 million from $156.0 million for the same period in 2003. Some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the nine months ended September 30, 2004 and 2003, fee revenue included bonus revenue of $6.0 million and $6.1 million, respectively.

For the nine months ended September 30, 2004, our three largest clients accounted for approximately 61% of our fee revenue and our largest client accounted for approximately 23% of our fee revenue. We believe that a loss of any one of these significant clients or any significant reduction in the use of our services by a major client could have a material adverse effect on our business, financial condition, and results of operations.

In July, AT&T announced that it would discontinue its marketing of local and long-distance telephone services to consumers. Digitas’ fee revenue related to those services represented approximately 50% of our total fee revenue from AT&T for the six month period prior to AT&T’s announcement. As a result of AT&T’s decision, AT&T notified us of its intent to terminate our services with respect to the marketing of local and long-distance telephone services to consumers. Under the terms of our agreement, AT&T was required to make continued payments with respect to our services for a period of ninety days from the date of notification even though substantially all of those services had ceased. For the nine months ended September 30, 2004, we recognized $3.8 million of fee revenue related to these payments. We continue to provide services to other business units within AT&T.

Excluding the fee revenue from AT&T related to the contract termination provision, total fee revenue for the nine months ended September 30, 2004 was $176.8 million, an increase of $20.8 million, or 13%, from the nine months ended September 30, 2003. Excluding this one-time revenue from AT&T, total revenue for the nine months ended September 30, 2004 was $272.8 million, an increase of $43.2 million, or 19%, from the nine months ended September 30, 2003. These increases in fee revenue and total revenue are primarily due to an increase in demand for our services from clients other than AT&T.

Professional services costs. Professional services costs for the nine months ended September 30, 2004 increased by $12.0 million, or 13%, to $103.5 million from $91.5 million in the same period of 2003. Professional services costs represented 57% of fee revenue in the nine months ended September 30, 2004 and 59% of fee revenue in the nine months ended September 30, 2003. The increase in costs was the result of adding headcount to meet the increased demand for our services. Professional services costs as a percentage of fee revenue decreased due to the increase in demand for our services and the one-time fee revenue from AT&T related to the contract termination provision.

Pass-through expenses. Pass-through expenses for the nine months ended September 30, 2004 increased by $22.4 million, or 30%, to $96.0 million from $73.6 million in the same period of 2003. The increase in pass-through expenses was attributable to increased media programs and production costs for our clients during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased by $1.6 million, or 3%, to $51.1 million from $49.5 million in the same period of 2003. Selling, general and administrative expenses decreased to 28% of fee revenue in the nine months ended September 30, 2004 from 32% of fee revenue in the same period of 2003. That decrease in expenses as a percentage of fee revenue is due to the increase in fee revenue.

Restructuring expenses. No restructuring expenses were recorded during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we recorded restructuring expenses totaling $1.2 million, consisting solely of workforce reduction and related costs. We reduced our workforce by approximately 50 people, primarily in our Boston office. This reduction was primarily in response to an announcement in July by AT&T that it would discontinue its marketing of local and long-distance telephone services to consumers.

Stock-based compensation. Stock-based compensation for the nine months ended September 30, 2004 decreased by $4.3 million, or 75%, to $1.4 million from $5.7 million in the same period of 2003. The decrease is primarily due to a large number of options becoming fully expensed in the fourth quarter of 2003. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000. All remaining deferred stock-based compensation was fully expensed during the third quarter of 2004.

Other miscellaneous income, net. During the nine months ended September 30, 2004, we recorded approximately $0.3 million of other miscellaneous income. This miscellaneous income is primarily grant income from the state of New York for achieving certain employment levels in that state.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of stock options.

Cash and cash equivalents increased from $53.8 million at December 31, 2003 to $62.4 million at September 30, 2004. Cash provided by operations for the nine months ended September 30, 2004 was $16.6 million. Cash provided by operations was primarily net income for the period plus noncash expenses including depreciation, amortization and stock-based compensation, plus the increase in accounts payable related to the increase in pass-through expenses and the timing of when invoices were received, offset by payments for restructuring activities and executive bonuses. During the nine months ended September 30, 2004, we paid executive bonuses totaling $10.8 million and restructuring costs totaling $7.7 million. Cash used in investing activities for the nine months ended September 30, 2004 was $23.7 million. We invested $20.2 million, net, in short-term investments and made $3.5 million of capital expenditures relating primarily to computer equipment purchases. Cash provided by financing activities for the nine months ended September 30, 2004 was $15.7 million, consisting primarily of proceeds from the issuance of approximately 3.7 million shares of common stock through the exercise of employee stock options and through the employee stock purchase plan.

At September 30, 2004, we had no borrowings under our revolving credit facility and approximately $11.6 million outstanding under standby letters of credit, leaving approximately $8.4 million available for future borrowings.

We continue to evaluate our alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. At September 30, 2004, approximately 60,000 square feet of the approximately 300,000 square feet initially identified as excess office space remained available for sublease. For the nine months ended September 30, 2004 and 2003, cash expenditures related to restructuring activities were $7.7 million and $6.9 million, respectively. As of September 30, 2004, total remaining cash expenditures related to restructuring activities were $22.8 million. Of that amount, approximately $2.9 million in cash expenditures are expected in the fourth quarter of 2004, and the remaining cash expenditures of approximately $19.9 million, related to real estate rental obligations, over the following eleven years.

The following table summarizes our contractual cash commitments as of September 30, 2004. (Note: interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in millions)
	Total	2004	2005 - 2006	2007- 2008	2009 and thereafter
Notes payable, tenant allowances	$0.4	$0.1	$0.3	$—	$—
Operating leases	172.5	5.6	39.4	32.3	95.2

Total gross obligations	$172.9	$5.7	$39.7	$32.3	$95.2

Non-cancelable sublease income	(18.1)	(1.0)	(6.5)	(4.7)	(5.9)

Total net obligations	$154.8	$4.7	$33.2	$27.6	$89.3

As of September 30, 2004, all minimum sublease income due in the future under non-cancelable subleases is related to restructured facilities.

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

Effective October 15, 2004, we acquired Modem Media, Inc. (“Modem”), a publicly traded interactive marketing strategy and services firm, in a stock-for-stock transaction. The acquisition was valued at approximately $170 million. Each outstanding share of Modem common stock was exchanged for .70 shares of Digitas common stock, and each outstanding option to purchase Modem common stock was assumed by Digitas and is exercisable into Digitas common stock at the same exchange ratio. Modem has approximately 250 employees and has its headquarters in Norwalk, Connecticut. It also operates offices in London and San Francisco. We expect that a restructuring charge of approximately $3 million may be recognized in either the fourth quarter of 2004 or in the first quarter of 2005, due to office consolidations in London and San Francisco. Modem will operate as a wholly-owned subsidiary of Digitas Inc. Associated with the acquisition, we expect to make payments of approximately $10-$12 million during the fourth quarter of 2004.

We expect that at current revenue projections, we will continue to generate cash from operations. We believe that cash from operations combined with current cash and cash equivalents, short-term investments and funds available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

(b) Change in Internal Controls

None.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of the Company’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that the Company’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated the Company’s stock price in the period after the Offering. The plaintiffs claimed violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against the Company’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b)

claim against the Company was dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including the Company, with respect to the remaining claims. If completed and if then approved by the court, the settlement would dismiss those claims against the Company and is expected to result in no material liability to it. The Company believes that the claims against it are without merit and, if they are not dismissed as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed September 27, 2004, announcing a recommendation by Institutional Shareholder Services that investors in Modem Media, Inc. vote in favor of its proposed merger with the Company.

Current Report on Form 8-K, filed August 13, 2004, furnishing the Digitas Inc. press release dated August 12, 2004.

Current Report on Form 8-K, filed August 3, 2004, announcing that the merger with Modem Media, Inc. was approved by the Federal Trade Commission.

Current Report on Form 8-K, filed July 15, 2004, announcing a merger agreement under which Digitas will acquire Modem Media, Inc.

Current Report on Form 8-K, filed July 15, 2004, furnishing the Digitas Inc. press release dated July 15, 2004.

Current Report on Form 8-K, filed July 1, 2004, announcing the appointment of Laura Lang to the position of President, Digitas Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: November 5, 2004	/s/ David W. Kenny
David W. Kenny
Director, Chairman and Chief Executive Officer

Date: November 5, 2004	/s/ Jeffrey J. Cote
Jeffrey J. Cote
Chief Financial and Administrative Officer