Form 10-K
period 2004-12-31
DIGITAS INC
filed 2005-03-15
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Preferred Stock Purchase Rights

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing sale price of $11.03 on the Nasdaq National Market on June 30, 2004 was $717,164,798.

As of March 9, 2005, 89,145,564 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s Annual Meeting of Stockholders to be held on May 12, 2005 are incorporated by reference into Part III of this report to the extent described therein.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” AND “CONTINUE” OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR FUTURE EXPECTATIONS OF FUTURE EVENTS, CONTAIN PROJECTIONS OF OUR FUTURE RESULTS OF OPERATIONS OR OF OUR FINANCIAL CONDITION, OR STATE OTHER “FORWARD LOOKING” INFORMATION. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO OUR INVESTORS. HOWEVER, THERE MAY BE EVENTS IN THE FUTURE THAT WE ARE NOT ABLE TO ACCURATELY PREDICT OR CONTROL AND THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE FACTORS DESCRIBED IN “RISK FACTORS AND IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS” BEGINNING ON PAGE 25. READERS SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND DIGITAS ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

PART I

Item 1. Business

Overview

Digitas Inc., a Delaware corporation organized in 1999, is the parent company to the Digitas and Modem Media agencies. On October 15, 2004, Digitas Inc. completed the acquisition of Modem Media, Inc. and established its two agency structure. Digitas Inc.’s agencies offer strategic and marketing services that drive measurable acquisition, cross-sell, loyalty, affinity and customer care engines across digital and direct media for world-leading marketers. Founded in 1980, the Digitas agency has long-term relationships with clients such as American Express, AT&T, America Online, General Motors and New York Times Company. The Digitas agency maintains offices in Boston, Chicago and New York. In October 2004, Digitas Inc. completed the acquisition of Modem Media, Inc., forming the Modem Media agency under the Digitas Inc. parent. The Modem Media agency has long-term relationships with clients such as Delta Air Lines, Heineken, Kraft Foods, Michelin and Unilever. The Modem Media agency maintains offices in London, Norwalk, Connecticut and San Francisco. In total, Digitas Inc. and its two agencies employ approximately 1,500 professionals.

Digitas Inc. maintains a website on the World Wide Web at www.digitasinc.com. Digitas Inc. makes available, free of charge, through its website its annual report on the Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits thereto, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Digitas Inc.’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. You may also obtain copies of any of Digitas Inc.’s reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549.

Digitas and Modem Media Agencies

The Digitas and Modem Media agencies provide marketing and enablement services that help their clients maximize the value of their customer bases. We believe in the power of personalized and contextual marketing to create long-term and valuable customer relationships. The agencies’ marketing engines are designed to help clients increase market share through quantitative and qualitative improvements in their customer relationships. Our skills in performance measurement and use of that information allow us to continue to evolve and improve our programs and achieve measurable results for our clients.

We take an aggressive approach in reviewing our clients’ businesses thoroughly to solve their challenges. We consider our clients’ competitive positions, their existing assets and brand strengths, as well as their broad organizations and cultures before recommending solutions. We partner with our clients to create long-standing marketing, acquisition, loyalty and retention engines.

The agencies’ approach is highly disciplined, results-oriented, and combines enablement and execution to support our clients’ efforts to manage their customer relationships more effectively. Within enablement, our approach includes designing customer relationship strategies to optimize marketing investments, and building new technology infrastructure to improve the productivity of our marketing programs. Within agency services, we provide creativity for designing and executing communications programs across all marketing channels.

Enablement: We analyze a client’s customer base to find unrealized value and then design targeted customer experiences across multiple marketing channels to recognize that value. Through testing and measurement we develop recommendations for possible marketing investment and channel communication mix. It is the combination of top-down analysis of the economic opportunities and bottom-up customer and data insights that makes it possible for us to propose initiatives, which improve in-market performance while also supporting long-term strategies to increase the profitability of our clients’ customer relationships.

Recent technology advances have revolutionized the way companies and their customers interact. There are many new channels through which communication and customer transaction is possible. Customers expect companies to know and understand their behavior across these multiple channels. We help our clients by determining which technology solutions will have the greatest impact on their marketing programs. We build technology platforms for multi-channel communication and relationship data management. These include e-commerce platforms to help bring retailers online. We build applications that enable communication over wireless devices. And, we build call center platforms to enable person to person voice communication.

Agency Services: We build integrated marketing campaigns and communication programs focused on acquiring, retaining, and growing customer relationships. Creating consistent customer experiences—regardless of the communication channel—and combining customer data sets in new ways, we get a better understanding of customer needs, attitudes and behaviors. This, along with primary research, helps us determine which marketing channels customers should use to fulfill their needs, and what decisions they should make as they buy. Using these insights, we design marketing programs to be delivered to the right customers at the right time in the right place. We work across many channels including Internet, wireless, direct mail, print, direct TV, call centers and live events.

Clients, Marketing and Sales

Digitas and Modem Media relationship managers are primarily responsible for marketing and sales efforts. These members of our senior management team are directly involved and embedded in client engagements and marketing efforts. Additionally, the agencies rely on their strong reputations, quality client bases and proven results to grow existing clients and develop new client relationships.

Digitas and Modem Media develop long-term strategic relationships primarily with established companies whose principal assets include leading brands and strong customer bases. The agencies seek to work with companies operating in industries in which the economics of customer loyalty are most compelling, thereby providing the greatest opportunity to affect market share and return on customer base investments. These industries include financial services, media and entertainment, travel-related services, healthcare and pharmaceuticals, business products and services, technology, telecommunications, and consumer products.

Digitas Inc.’s results of operations and business depend on relationships with a limited number of large clients. For 2004, Digitas Inc.’s three largest clients, American Express, AT&T, and General Motors collectively accounted for approximately 59% of fee revenue, and the largest client, General Motors, accounted for approximately 24% of fee revenue. Digitas Inc.’s top ten clients accounted for approximately 78% of our 2004 fee revenue.

Competition

The Digitas Inc. agencies compete with companies that offer strategic consulting, web design, advertising and direct marketing, information technology and e-commerce services, as well as the in-house development efforts of many companies. Current competitors include the following:

•	strategic consulting firms such as Bain & Company, Boston Consulting Group, McKinsey & Company and Monitor;

•	advertising and direct marketing agencies such as aQuantive, BBDO, Grey, Ogilvy One, and Wunderman;

•	customer relationship management units of systems integrators such as Accenture, BearingPoint, Cap Gemini and Sapient,;

•	internal information technology departments of current and potential clients; and

•	e-commerce and technology service providers.

Because relatively low barriers to entry characterize the industry, we also expect other companies to enter the market.

We believe that the principal competitive factors in our industry are:

•	quality of services;

•	technical and strategic expertise;

•	ability to provide end-to-end solutions;

•	speed of development and implementation of integrated solutions;

•	value of the services provided compared to the price of these services;

•	reputation and experience of professionals delivering the service;

•	project management capabilities;

•	brand recognition and size of the firm;

•	effectiveness of sales and marketing efforts; and

•	financial stability.

We believe that our agencies compete favorably with respect to most of these factors. In particular, we believe that the agencies offer an integrated set of skills and expertise that many existing service providers are not well suited to provide.

People and Culture

Our culture reflects the core values of our people. Our people are our single greatest asset and the key to reaching our company-wide goal to be the undisputed industry leader. Our employees are often characterized as being “one with the client,” “experts inspiring experts” and “the best getting better.” In furtherance of this mission, our employees collaborate to apply their creativity in the conception, design, and implementation of innovative client solutions. Our formal training program emphasizes improvement of individual skills as well as optimization of team performance. Our knowledge management infrastructure and processes are designed to ensure that best practices and thinking are shared and leveraged globally to the extent permitted. We have a competency- and outcomes-based performance management process that encourages frequent, actionable feedback and ensures that all employees have specific, measurable goals and are supported in developing skills and knowledge. The end result is a dynamic and rewarding work environment for our people.

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

Employees

As of December 31, 2004, Digitas Inc. had approximately 1,500 employees, approximately 1,410 of whom were located in the United States. As of December 31, 2003, Digitas Inc. had approximately 1,120 employees, approximately 1,085 of whom were located in the United States. As of December 31, 2004, Digitas Inc. had approximately 1,245 billable employees and 255 corporate and administrative non-billable employees. As of December 31, 2003, Digitas Inc. had approximately 930 billable employees and 190 corporate and administrative non-billable employees. Digitas Inc. employees are not represented by any union and, except for senior management and certain other employees, are retained on an at-will basis.

Intellectual Property Rights

We seek to protect our intellectual property through a combination of license agreements and trademark, service mark, copyright, patent and trade secret laws. We enter into confidentiality agreements with our employees, vendors and clients and use our best efforts to limit access to and distribution of proprietary information licensed from third parties. We pursue the protection of our trademarks in the United States and internationally. Our efforts to protect our intellectual property rights could be inadequate to deter misappropriation of our proprietary information. Furthermore, we may not be able to detect all instances of unauthorized use of our intellectual property.

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

Item 2. Properties

Our headquarters and principal administrative and finance operations are located in leased facilities in Boston, Massachusetts consisting of approximately 325,000 square feet of office space. The leases for the Boston office space expire in November and December 2005. In April 2004, we signed a twelve year lease agreement for approximately 200,000 square feet of office space in a new Boston facility. The lease commences upon the earlier of December 1, 2005 or the date we occupy the space. We expect to commence construction of improvements to our new office space in March 2005. We lease approximately 132,000 square feet of office space in New York City. The New York City lease expires in March 2011. We also lease approximately 107,000 square feet of office space in Norwalk, Connecticut and office space totaling approximately 190,000 square feet, primarily in San Francisco, Chicago, Miami, and London. Of the approximately 954,000 total square feet that we lease, we determined we had approximately 300,000 square feet as excess space. Approximately 80,000 square feet identified as excess space remains available for sublease. We are actively pursuing and evaluating our alternatives with respect to our excess office space. A discussion of our restructuring activities with respect to excess space is included in Item 7 of this annual report on Form 10-K. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

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

Digitas Inc. is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Digitas Inc., several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of Digitas Inc.’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that Digitas Inc.’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Digitas Inc.’s stock price in the period after the Offering. The plaintiffs claimed violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against Digitas Inc.’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claims against Digitas Inc. were dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Digitas Inc., with respect to the remaining claims. If completed and if then approved by the court, the settlement would dismiss those claims against Digitas Inc. and is expected to result in no material liability to it. Digitas Inc. believes that the claims against it are without merit and, if they are not dismissed as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on Digitas Inc.’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Modem Media, Inc., or Modem, is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Beginning in August 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Modem, several of its officers and directors, and five underwriters of its initial public offering (the “Modem Offering”). The purported class actions are all brought on behalf of purchasers of Modem’s common stock since the date of the Modem Offering. The plaintiffs allege, among other things, that Modem’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Modem’s stock price in the period after the Modem Offering. The plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Modem. If completed and if then approved by the court, the settlement would dismiss the claims against Modem and the individual defendants and is expected to result in no material liability to Digitas Inc.. Digitas Inc. believes that the claims against Modem are without merit and, if they are not dismissed as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on Digitas Inc.’s financial position or its results of operations, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of Digitas Inc.’s stockholders was held on October 14, 2004. The stockholders voted on a proposal to approve the issuance of shares of Digitas Inc.’s common stock pursuant to the Agreement and Plan of Merger, dated as of July 15, 2004, by and among the Digitas Inc., Digitas Acquisition Corp., a wholly owned subsidiary of Digitas Inc., and Modem Media, Inc., in connection with the acquisition of Modem Media through a stock merger. A total of 52,060,463 shares were voted in favor of the proposal, 169,006 shares were voted against it and there were abstentions with respect to 5,769 shares.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Market information. Our common stock is traded on the Nasdaq National Market under the symbol “DTAS”. As of March 4, 2005, there were 171 holders of our common stock of record. The following table sets forth high and low reported sales prices for the common stock for each fiscal quarter from January 1, 2003 through March 9, 2005.

	High	Low
2003
1st Quarter	$4.30	$2.99
2nd Quarter	$5.75	$3.16
3rd Quarter	$7.99	$5.01
4th Quarter	$10.78	$7.05
2004
1st Quarter	$13.24	$8.97
2nd Quarter	$11.54	$8.07
3rd Quarter	$11.25	$6.21
4th Quarter	$10.10	$7.71
2005
1st Quarter (through March 9, 2005)	$10.98	$9.00

Dividend policy. We have never declared or paid cash dividends on our common stock. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our Board of Directors may consider.

Equity compensation plan information. The following table sets forth information regarding securities authorized for issuance under Digitas Inc.’s equity compensation plans as of December 31, 2004, including the Bronner Slosberg Humphrey Co. 1998 Option Plan, Bronner Slosberg Humphrey Co. 1999 Option Plan, Digitas Inc. 2000 Stock Option and Incentive Plan, Digitas Inc. 2000 Employee Stock Purchase Plan, Modem Media Advertising Limited Partnership 1996 Option Plan, Modem Media.Poppe Tyson, Inc. Amended and Restated 1997 Stock Option Plan, Modem Media.Poppe Tyson, Inc. 1999 Stock Incentive Plan, Vivid Holdings, Inc. 1999 Stock Incentive Plan and Modem Media 2000 Stock Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	24,901,708		4.50	11,316,925
Equity compensation plans not approved by security holders	159,430		7.14	—

Total	25,061,138	[1]	4.52	11,316,925[2]

[1]	Includes options outstanding under the Bronner Slosberg Humphrey Co. 1998 Option Plan, Bronner Slosberg Humphrey Co. 1999 Option Plan, Digitas Inc. 2000 Stock Option and Incentive Plan, Modem Media Advertising Limited Partnership 1996 Option Plan, Modem Media.Poppe Tyson, Inc. Amended and Restated 1997 Stock Option Plan, Modem Media.Poppe Tyson, Inc. 1999 Stock Incentive Plan, Vivid Holdings, Inc. 1999 Stock Incentive Plan and Modem Media 2000 Stock Incentive Plan.
[2]	Includes shares available for future issuance under the Bronner Slosberg Humphrey Co. 1998 Option Plan, Bronner Slosberg Humphrey Co. 1999 Option Plan, Digitas Inc. 2000 Stock Option and Incentive Plan and Digitas Inc. 2000 Employee Stock Purchase Plan.

Item 6. Selected Financial Data

The following table sets forth selected financial data and other operating information of Digitas Inc. The selected statement of operations and balance sheet data for 2004, 2003, 2002, 2001 and 2000 as set forth below is derived from the audited financial statements of Digitas Inc. The information is only a summary and should be read in conjunction with Digitas Inc.’s audited financial statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004*	2003	2002	2001	2000
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Fee revenue	$251,585	$209,470	$203,931	$235,514	$288,154
Pass-through revenue	130,447	102,343	117,093	99,781	126,590

Total revenue	382,032	311,813	321,024	335,295	414,744

Operating expenses:
Professional services costs	144,195	122,752	120,430	157,694	158,607
Pass-through expenses	130,447	102,343	117,093	99,781	126,590
Selling, general and administrative expenses	73,289	65,755	67,748	95,545	99,366
Stock-based compensation	1,635	7,451	8,447	10,147	14,796
Amortization of intangible assets	1,289	706	706	25,238	36,687
Restructuring expenses (income), net	1,220	(4,109)	47,114	41,888	—

Total operating expenses	352,075	294,898	361,538	430,293	436,046

Income (loss) from operations	29,957	16,915	(40,514)	(94,998)	(21,302)
Other income (expense), net	1,198	161	414	1,058	(308)
Provision for income taxes	(233)	(217)	(200)	(148)	(1,616)

Net income (loss)	$30,922	$16,859	$(40,300)	$(94,088)	$(23,226)

Net income (loss) per share—basic	$0.44	$0.28	$(0.65)	$(1.58)	$(0.41)

Net income (loss) per share—diluted	$0.39	$0.24	$(0.65)	$(1.58)	$(0.41)

Weighted average common shares outstanding
Basic	69,737	60,754	62,354	59,514	56,230
Diluted	79,091	69,234	62,354	59,514	56,230

	As of December 31,
	2004*	2003	2002	2001	2000
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents**	$130,546	$53,843	$48,977	$46,473	$49,857
Short-term investments**	46,999	19,800	19,850	—	—
Total assets	524,177	240,521	259,249	251,580	331,755
Total long-term debt, less current portion	219	282	563	1,096	1,947
Total liabilities	140,494	86,104	119,165	81,694	82,298
Shareholders’ equity	383,683	154,417	140,084	169,886	249,457

*	Amounts include results of operations of Modem Media (acquired October 15, 2004) for the periods subsequent to its acquisition.
**	Amounts include reclassification of prior year amounts relating to auction rate securities.

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

Overview

Digitas Inc. is a relationship marketing services provider offering strategic and marketing services that drive measurable acquisition, cross-sell, loyalty, affinity and customer care engines across digital and direct media for world-leading marketers.

We derive substantially all of our fee revenues from the performance of professional services. We recognize revenue earned under time and materials contracts as services are provided based upon hours worked and agreed-upon hourly rates. We recognize revenue earned under fixed-price contracts, such as consulting arrangements, using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date. Some contracts contain provisions for performance incentives. That contingent revenue is recognized in the period in which the contingency is resolved.

On October 15, 2004, we acquired Modem Media, Inc., a Norwalk, Connecticut based company that provides interactive marketing strategy services in a stock-for-stock transaction. On the date of the acquisition, Modem Media had approximately 250 employees and maintained offices in London, San Francisco and Norwalk. The aggregate purchase price was approximately $182.4 million and was accounted for under the purchase method of accounting. Each outstanding share of Modem Media common stock was exchanged for 0.70 shares of Digitas Inc.’s common stock, and each outstanding option to purchase Modem Media common stock was assumed by Digitas Inc. and is exercisable into our common stock at the same exchange ratio. The results of Modem Media since October 15, 2004 are included in our consolidated financial statements.

Fee revenues increased by $42.1 million or 20% in 2004 to $251.6 million from $209.5 million in 2003. This growth resulted from increased demand for our services as our clients continued to shift expenditures towards direct advertising channels such as the Internet. In addition, the acquisition of Modem Media on October 15, 2004, contributed approximately 6 percentage points of the overall 20 percentage points of 2004 growth. The increase in fee revenues combined with continued control of our cost structure resulted in net income of $30.9 million, or $0.39 per share, on a diluted basis. Included in our 2004 net income is a restructuring expense of $1.2 million, or $0.02 per diluted share, for workforce reduction and related costs. The restructuring, which eliminated approximately 50 positions, was primarily related to the announcement by AT&T Corp. (“AT&T”) that it would discontinue its marketing of local and long-distance telephone services to consumers. AT&T, our third largest client at the time of its announcement, accounted for approximately $30.6 million and $27.8 million of our fee revenues in 2004 and 2003, respectively. We expect that fee revenues from AT&T will represent $4 million to $6 million of our 2005 fee revenues.

We expect that our clients will, as a whole, continue to increase spending levels for our marketing and enablement services, and that our fee revenue will grow by approximately 25% to 35%, to $320 million to $340 million, in 2005 which would generate earnings in accordance with generally accepted accounting principles of $0.36 to $0.44 per diluted share.

Because we derive substantially all of our revenues from the hourly billings of our employees, our utilization of those employees is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total billable hours worked by our billable employees during the measurement period by the number of hours available to be worked during that period. Utilization was 63% and 61% for 2004 and 2003, respectively. Historically, our largest relationships have the highest utilization rates, as we are more able to efficiently use resources to serve the client demand. As we are able to scale additional client relationships, utilization rates should increase.

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options. In 2004, operations generated cash totaling $35.8 million and net proceeds from the issuance of common stock and the exercise of stock options generated $23.3 million. We acquired $27.2 million of cash and $33.7 million of short-term investments, totaling $60.9 million, in the Modem Media acquisition and sold $6.5 million of short-term investments. These increases to cash were offset primarily by $6.7 million of capital expenditures and the repurchase of 1.1 million shares of common stock for a total of $9.3 million. Our credit facility allows us to borrow up to $20 million less any amounts committed under outstanding standby letters of credit. We were in compliance with all restrictive financial covenants as of December 31, 2004. The credit facility expires in February 2006. At December 31, 2004, we had no borrowings under the revolving credit facility and approximately $11.7 million outstanding under standby letters of credit, leaving approximately $8.3 million available for future borrowings.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. Under the guidance of APB Opinion No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. In addition, SFAS No. 123 allowed pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We expect to adopt SFAS No. 123(R) in the third quarter of fiscal 2005. We estimate the impact of the adoption of SFAS No. 123(R) to be approximately $2 million to $3 million in 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

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

Revenue Recognition

We derive substantially all of our fee revenues from the performance of professional services. Individual projects generally last up to six months, however some of our projects may be longer in duration. We generally enter into written agreements with our clients, under contracts that are typically terminable upon 30 to 90 days notice. Under these termination provisions, we would earn revenue based upon time and materials incurred or on a fixed price basis. We recognize revenue earned under time and materials contracts as services are provided based upon hours worked and agreed-upon hourly rates. We recognize revenue earned under fixed-price contracts, such as consulting arrangements, using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. We use the proportional performance method because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. These estimates are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to our clients. Our financial management maintains contact with project managers to monitor the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue to be recognized and to estimate the income or loss on the project. Favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. If a contract was anticipated to result in a loss, provisions for the estimated loss on the contract would be made in the period in which the loss first becomes probable and reasonably estimable. There are no costs that are deferred and amortized over the contract term. Some of our contracts contain provisions for performance incentives. Such contingent revenue is recognized in the period in which the contingency is resolved. We recognize revenue for services only in those situations where collection from the client is reasonably assured. Our normal payment terms are 30 days from invoice date. Our client relationship managers and finance personnel monitor timely payments from our clients and assess collection issues, if any. Unbilled accounts receivable on contracts is comprised of costs incurred plus estimated earnings from revenue earned in advance of billings under the contract. We record advance payments as billings in excess of cost and estimated earnings on uncompleted contracts until the services are provided. Included in accounts receivable and unbilled accounts receivable are reimbursable costs.

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

We account for pass-through revenue and expenses in accordance with Emerging Issues Task Force, or EITF, Issue 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” and include these costs incurred as a component of revenue and as a component of operating expenses in the statement of operations.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the failure of clients to make required payments. We continually assess the collectibility of outstanding customer invoices. In estimating the allowance, we consider factors that include historical collections, historical write-offs, a client’s current credit-worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a client’s ability to pay. Actual collections could differ from our estimates, requiring additional adjustments to the allowance for doubtful accounts.

Goodwill and Other Intangible Assets

Acquisitions are accounted for under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations.” Accordingly, the preliminary purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Identifiable intangible assets are valued separately based on estimates of future cash flows and those with a determinable useful life are amortized over their expected useful life. Amortizable intangible assets and other long-lived assets are subject to an impairment test under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we measure impairment, if any, based on the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. In addition to $120.1 million of goodwill, identifiable intangible assets acquired as part of the Modem Media acquisition include customer relationships valued at $28.0 million with a ten-year life and trademarks valued at $6.7 million with an indefinite useful life.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill as of that date. SFAS No. 142 requires us to test goodwill and non-amortizable intangible assets for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill when impaired. These events or circumstances generally would include the occurrence of operating losses or a significant decline in earnings associated with the asset. As we have one reporting segment, we utilize the entity-wide approach for assessing goodwill. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. We performed the initial step by comparing our fair market value as determined by our publicly traded stock to our carrying amount. We also considered future discounted cash flows as compared to the carrying amount to assess the recoverability of the goodwill asset. Based upon these tests, we determined that the fair value exceeded the carrying amount resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as a loss.

Stock-based Compensation

We apply the intrinsic value method of Accounting Principles Board Opinion, or APBO, No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for our employee stock-based compensation plans. We provide pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” See our discussion of stock-based compensation in Note 1 to the financial statements for the pro forma effect on our net income and income per share had stock-based compensation been determined using the fair value method, as well as for the assumptions we used in calculating the fair value of options. As noted above in “Recent Accounting Pronouncements,” we will adopt SFAS No. 123(R) in the quarter ending September 30, 2005.

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

	Year Ended December 31,
	2004	2003	2002
Fee revenue	100.0%	100.0%	100.0%
Operating expenses:
Professional services costs	57.3	58.6	59.1
Selling, general and administrative expenses	29.1	31.4	33.2
Stock-based compensation	0.7	3.6	4.1
Amortization of intangible assets	0.5	0.3	0.3
Restructuring expenses (income)	0.5	(2.0)	23.1

Total operating expenses	88.1	91.9	119.8

Income (loss) from operations	11.9%	8.1%	(19.8)%

Fee revenue. Historically, we have offered our services to clients primarily on a time and materials basis. As our client relationships have grown, we have increasingly entered into broad contracts under which we deliver our services based on mutually agreed upon scopes of work. These contracts generally include estimates on total fees that clients will be charged for the year. Additionally, some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. Most of our contracts allow us to invoice our clients on an estimated basis for our services as work is performed. We attempt to limit our credit risk by securing clients with significant assets or liquidity. We generally enter into written agreements with our clients, under contracts that are typically terminable upon 30 to 90 days notice. In 2004, our top three clients, General Motors, American Express and AT&T accounted for approximately 59% of our total fee revenue. In July 2004, AT&T, our third largest client, announced that it would discontinue its marketing of local and long-distance telephone services to consumers. AT&T accounted for approximately $30.6 million of our fee revenues in 2004. We expect that fee revenues from AT&T will represent $4 million to $6 million of our 2005 fee revenues. While we anticipate that our clients, as a whole, will increase their expenditures for our marketing and enablement services in 2005, the loss or any significant reduction in the use of our services by a significant client could have a material adverse effect on our business, financial condition and results of operations. Our top ten clients accounted for approximately 78% of our 2004 fee revenue.

Pass-through revenue / Pass-through expense. We incur significant reimbursable costs on behalf of our clients, such as payments to vendors for media and production services and postage and travel-related expenses. In accordance with the client agreements, there is no markup on reimbursable costs and the client’s approval is required prior to us incurring them. Although we actively mitigate our credit risk related to these pass-through expenses and our customers participate in the management of vendor relationships, we are often the sole party that contracts with these vendors.

We account for pass-through revenues and expenses in accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” and include these costs incurred as a component of revenue and as a component of operating expenses in the statement of operations.

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

Stock-based compensation. Stock-based compensation consists primarily of non-cash compensation arising from stock-based awards granted to employees at exercise prices below the estimated fair value of the underlying common stock. We have not granted or repurchased any options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000. As noted above in “Recent Accounting Pronouncements,” we will adopt SFAS No. 123(R) in the quarter ending September 30, 2005.

Goodwill and other intangible assets. In connection with the recapitalization in January 1999, we recorded $198.9 million of goodwill and other intangible assets. This amount, which represented the excess of purchase price over net assets acquired, consisted of goodwill, favorable lease and assembled workforce. Assembled workforce was fully amortized as of December 31, 2000; accordingly, the cost and related accumulated amortization were written off. The favorable lease was amortized over six years and is fully amortized as of December 31, 2004. In connection with the acquisition of Modem, we recorded $120.1 million of goodwill and $34.7 million of other intangible assets. Of the intangible assets acquired, $6.7 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $28.0 million was assigned to a customer base and is being amortized over ten years. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recognized in the financial statements at that date.

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

Year ended December 31, 2004 compared to year ended December 31, 2003

Summary. As noted above, we saw a continued increase in demand for our services in 2004 as fee revenues increased by $42.1 million, or 20.1%, to $251.6 million from $209.5 million in 2003 as clients continued to shift expenditures towards direct advertising channels such as the Internet. In addition, the acquisition of Modem Media on October 15, 2004 contributed approximately 6 percentage points of the overall 20 percentage points of 2004 fee revenue growth. The increase in fee revenues combined with continued control of our cost structure resulted in net income of $30.9 million, or $0.39 per share, on a diluted basis compared to net income for 2003 of $16.9 million, or $0.24 per diluted share. Included in our 2004 net income is a restructuring expense of $1.2 million, or $0.02 per diluted share, for workforce reduction and related costs. The restructuring, which eliminated approximately 50 positions, was primarily related to the announcement by AT&T that it would discontinue its marketing of local and long-distance telephone services to consumers. In 2003, we recorded restructuring income of $4.1 million, or $0.06 per diluted share, related to the reversal of restructuring expenses initially recorded in 2001 and 2002.

Revenue. Total revenue for 2004 increased by $70.2 million, or 22.5%, to $382.0 million from $311.8 million in 2003. Fee revenue for 2004 increased by $42.1 million, or 20.1%, to $251.6 million from $209.5 million in 2003. Pass-through revenue for 2004 increased by $28.1 million, or 27.5%, to $130.4 million from $102.3 million in 2003. These increases in revenue are due to an increase in demand for our services from clients and the acquisition of Modem Media. Utilization was 63% and 61% for 2004 and 2003, respectively.

In July, AT&T announced that it would discontinue its marketing of local and long-distance telephone services to consumers. As a result of AT&T’s decision, AT&T notified us of its intent to terminate our services with respect to the marketing of local and long-distance telephone services to consumers. Under the terms of our agreement, AT&T was required to make continued payments with respect to our services for a period of ninety days from the date of notification, even though substantially all of those services had ceased. In 2004, we recognized $5.2 million of fee revenue related to these payments. AT&T, our third largest client at the time of their announcement accounted for approximately $30.6 million and $27.8 million of our fee revenues in 2004 and 2003, respectively. We continue to provide services to other business units within AT&T and expect that fee revenues from AT&T will represent approximately $4 million to $6 million of our 2005 fee revenues.

Professional services costs. Professional services costs for 2004 increased by $21.4 million, or 17.5%, to $144.2 million from $122.8 million in 2003. Professional services costs represented 57% and 59% of fee revenue for 2004 and 2003, respectively. The increase in cost was the result of adding headcount to meet the increased demand for our services and from the Modem Media acquisition. We added the equivalent of approximately 350 full-time billable employees during 2004, approximately 150 of them to meet increased client demand and approximately 200 of them from the Modem Media acquisition. In addition, the costs associated with the one-time fee revenue from AT&T related to the contract termination provision have been included in professional services. Professional services costs as a percentage of fee revenue decreased due to the increase in demand for our services and the one-time fee revenue from AT&T related to the contract termination provision. We expect that professional service costs will continue to increase in 2005 as we will have a full year of costs related to the Modem acquisition and we intend to increase our hiring to meet expected levels of demand. Professional services costs as a percentage of fee revenue should remain consistent with 2004 or improve slightly as we achieve higher levels of utilization from our existing resources.

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses increased by $28.1 million, or 27.5%, to $130.4 million from $102.3 million in 2003 due to increased media programs and production costs for our clients in 2004 as compared to 2003. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for 2004 increased by $7.5 million, or 11.5%, to $73.3 million from $65.8 million for 2003. As a percentage of fee revenue, selling, general and administrative expenses decreased to 29% in 2004 from 31% in 2003. The dollar increase in selling, general and administrative expenses is the result of an increase in compensation of $2.2 million, an increase in rent and office expenses of $4.8 million, an increase of relocation expenses associated with the Modem Media acquisition of $1.2 million and an increase of professional services fees including Sarbanes-Oxley of approximately $1.1 million, offset by a decrease in depreciation expense of approximately $2.0 million resulting from older assets becoming fully depreciated. We added approximately 50 non-billable employees in October 2004 in connection with the Modem Media acquisition. We also acquired office space in Norwalk, San Francisco and London. The percentage decrease is a result of the increase in fee revenue. We believe that selling, general and administrative expenses as a percentage of fee revenue will continue to decrease slightly in 2005 as a result of controlled levels of discretionary spending combined with expectations for increased fee revenue.

Stock-based compensation. Stock-based compensation, consisting of non-cash compensation, was $1.6 million for 2004 compared to $7.5 million for 2003. The decrease is primarily due to a large number of options granted with an exercise price below the estimated fair market value of the Company’s common stock prior to our initial public offering in March 2000 becoming fully expensed in the fourth quarter of 2003. We have not granted options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000. Remaining deferred stock-based compensation as of December 31, 2003 was fully expensed during 2004. In connection with the acquisition of Modem Media in 2004, we recorded an additional $0.8 million of deferred compensation related to acquired unvested options and recognized $0.2 million of expense related to these options. We expect to record compensation expense related to the vesting of these assumed options through 2007. In addition, commencing in the third quarter of 2005, we will adopt SFAS No. 123(R) “Share Based Payment.” We expect the adoption of this standard to result in $2 million to $3 million of stock-based compensation expense in 2005.

Amortization of intangible assets. Amortization of intangible assets increased from $0.7 million in 2003 to $1.3 million in 2004. The increase is a result of the Modem Media acquisition in October 2004. In connection with that acquisition, we recorded an intangible asset of $28.0 million for the customer base acquired. This asset is being amortized over ten years. We recorded $0.6 million of expense in 2004 related to this asset.

Restructuring expenses (income), net. In 2004, we recorded restructuring expense of $1.2 million consisting solely of workforce reduction and related costs. We reduced our workforce by approximately 50 people, primarily in our Boston office. This reduction was primarily in response to an announcement in July by AT&T that it would discontinue its marketing of local and long-distance telephone services to consumers. In 2003, we recorded restructuring income of $4.1 million as we reversed restructuring expenses related to the consolidation of facilities and abandonment of leasehold improvements that we previously recorded in 2001 and 2002.

During 2004, we continued to make progress towards eliminating our excess real estate obligations as we were able to terminate our lease agreement in London, terminate our lease agreement for one restructured floor in Boston and sublease previously restructured floors in other markets. In connection with the Modem Media acquisition, we acquired accrued restructuring of $16.9 million during the fourth quarter of 2004. Approximately $4.6 million of this amount is workforce related for payments of severance, which was recorded in connection with the acquisition and $12.3 million is related to Modem Media real estate obligations net of estimated sublease income, of which approximately $1.0 million was recorded in connection with the acquisition. Modem Media has identified excess office space available in Norwalk, San Francisco and London. Approximately 80,000 square feet identified as excess space remained available for sublease as of December 31, 2004.

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

The floor returned to operations in San Francisco was restructured in the third quarter of 2002 because we had committed to a plan to redeploy, reorganize and streamline the workforce in San Francisco and relocate in 2003 to a more efficient and cost effective office location. At the time of the restructuring charge, the floor was being used in operations. All costs associated with this floor including rent expense, operating expenses and depreciation expense on leasehold improvements continued to be included as part of selling, general and administrative expenses in our statements of operations, with an expectation that all costs would continue to be included as part of selling, general and administrative expenses until the plan to vacate the space was implemented. The initial plan communicated to the workforce was scheduled to be implemented in January 2003, but was subsequently postponed due to some incremental projects won in December 2002 and January 2003. Many of the changes in workforce were implemented over the first two quarters of 2003 as the skill sets of those identified were not required to serve the new projects. Although the initial plan to vacate the facility was postponed, we continued to expect that in 2003 the floor would be vacated and the employees in the region would be relocated to more efficient and cost effective space. Although we allowed in our restructuring plan for a significant vacancy period due to the poor real estate market in San Francisco, we actively marketed the floor throughout 2003 with the intent of securing a subtenant to minimize the cash flow drain to us for paying rent on the new location while the old location remained vacant. However, in the fourth quarter of 2003 it became apparent that the original plan to vacate the floor was not likely to be carried out, as originally developed by us and approved by the Board of Directors, and that the floor should continue to be used in operations. This decision was made because certain client relationships expanded at a pace exceeding our initial budget estimates and expectations, improved business expectations with additional clients previously thought to be declining relationships, and the hiring in December of a new President for the San Francisco office.

We continue to evaluate our alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. Sublease estimates, which were made in consultation with our real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which we determined we had excess office space. At December 31, 2004, approximately 80,000 square feet remains available for sublease.

At December 31, 2004, our restructuring accrual totaled $34.0 million. Approximately $3.9 million of this balance is workforce related for final payments of severance and will be fully utilized in 2005. The remaining $30.1 million is related to remaining real estate obligations net of sublease income. Approximately $10.8 million will be utilized in 2005 with the remaining amount utilized over the following six years. We believe the restructuring accrual is appropriate and adequate to cover remaining obligations.

The following is a summary of restructuring activity for the years ended December 31, 2004, 2003 and 2002: (dollars in thousands)

	Workforce Reduction and Related Costs	Consolidation of Facilities	Total
Accrued restructuring at December 31, 2001	$3,707	$15,853	$19,560
Restructuring expenses 2002	3,311	43,803	47,114
Utilization 2002	(5,530)	(10,756)	(16,286)

Accrued restructuring at December 31, 2002	1,488	48,900	50,388
Restructuring expenses 2003	—	3,077	3,077
Restructuring income 2003	—	(7,186)	(7,186)
Utilization 2003	(1,076)	(15,895)	(16,971)

Accrued restructuring at December 31, 2003	412	28,896	29,308
Restructuring expenses 2004	1,220	—	1,220
Restructuring accrual acquired from Modem Media in 2004	4,592	12,265	16,857
Utilization 2004	(2,307)	(11,099)	(13,406)

Accrued restructuring at December 31, 2004	$3,917	$30,062	$33,979

As a result of all restructuring activity, which commenced in the second quarter of 2001, we have reduced our workforce by approximately 750 employees across all business functions and regions.

For the years ended December 31, 2004 and 2003, cash expenditures related to restructuring activities were $12.4 million and $12.3 million, respectively, and we disposed of $1.0 million and $8.0 million, respectively, of leasehold improvements related to excess office space. As of December 31, 2004, total remaining cash expenditures related to restructuring activities were $34.0 million. Approximately $14.7 million in cash expenditures are expected in fiscal 2005, and the remaining cash expenditures of approximately $19.3 million, related to real estate rental obligations over the following seven years.

Other miscellaneous income, net. Other income in 2004, net of expenses, increased by $1.0 million to $1.2 million from $0.2 million in 2003. The increase in other income was primarily interest earned on to the increased cash, cash equivalents and short-term investment balances in 2004 over 2003. We acquired approximately $60.9 million of cash, cash equivalents and short-term investments in connection with the Modem Media acquisition. The remaining increase of approximately $0.3 million was grant income from the state of New York for achieving certain employment levels in that state.

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

During 2002, we recorded restructuring expenses totaling $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were recorded to further align the cost structure with changing market conditions and to update estimates of remaining real estate obligations originally made in 2001 for current information. The facility charge in 2001 represented an estimate of future obligations under the terms of the leases for identified excess space less anticipated income from subleasing activities. In determining this estimate, management evaluated its potential to sublease its excess space and its ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of office space. Throughout 2002, we continued to monitor the economic conditions of the real estate market, which showed little sign of recovery as the economy continued to decline in the wake of the September 11, 2001 terrorist attacks. Although more space became available in the markets in which we had excess real estate, we were actively pursuing several alternatives including sublease opportunities and lease renegotiations. During the third quarter of 2002, management determined that due to the limited success on subleasing opportunities and lease renegotiation activities, we would be unable to dispose of our excess office space in Boston, New York and San Francisco within our original assumptions. As a result, we recorded additional restructuring expenses of $39.2 million to reflect the revised estimate. The change in estimate was related to changes in estimated future sublease rates and terms. These sublease estimates, which were made in consultation with our real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which we determined we had excess office space. In addition, we recorded restructuring expenses of $4.6 million for costs related to the closure of our Miami and Salt Lake City facilities.

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

The following is a summary of restructuring activity for the years ended December 31, 2003 and 2002: (dollars in thousands)

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

Cash and cash equivalents and working capital

Cash and cash equivalents increased from $53.8 million at December 31, 2003 to $130.5 million at December 31, 2004. Cash provided by operations was primarily driven by net income of $30.9 million for the period plus noncash expenses including depreciation, amortization and stock-based compensation of $9.7 million, plus the increase in accounts payable of $4.6 million related to the increase in pass-through expenses and the timing of when invoices were received and the increase in deferred revenue of $10.0 million, offset by payments for restructuring activities and executive bonuses. During 2004, we paid executive bonuses totaling $10.8 million and restructuring costs totaling $12.6 million. Cash generated by operations was approximately $35.8 million in 2004 as compared to $19.2 million in 2003. The primary drivers of this increase include a $14.1 million increase in net income and our ability to invoice our customers which resulted in an increase of $10.0 million in deferred revenues. Cash provided by investing activities for 2004 was $27.0 million. We acquired $27.2 million of cash and cash equivalents and $33.7 million of short-term investments, totaling $60.9 million, in the Modem acquisition. We sold $6.5 million, net, in short-term investments and made $6.7 million of capital expenditures relating primarily to computer equipment purchases. Cash provided by financing activities in 2004 was $13.7 million, consisting primarily of proceeds from the issuance of approximately 5.7 million shares of common stock through the exercise of employee stock options and through the employee stock purchase plan offset by payments for the repurchase of common stock of $9.3 million.

Credit facility

Our existing credit facility originally dated July 25, 2000, allows us to borrow up to $20 million less any amounts committed under outstanding standby letters of credit. The credit facility expires February 2006.

As of December 31, 2004, amounts that we may borrow under the revolving credit facility would bear interest at either the Prime Rate or at a Eurocurrency Rate plus a margin of 3.0%. Additionally, we are required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit and a letter of credit fee of 3.0% of the face amount of letters of credit. Our restrictive financial covenants include a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level, a minimum net income level, a maximum ratio of total funded indebtedness to EBITDA, a minimum liquidity level, a minimum fixed charge coverage ratio, and a maximum annual capital expenditure level.

As of December 31, 2004, we were in compliance with all of our covenants. Borrowings under the credit facility are secured by substantially all the assets of the Company. At December 31, 2004, we had no borrowings under the revolving credit facility and approximately $11.7 million outstanding under standby letters of credit, leaving approximately $8.3 million available for future borrowings.

Stock Repurchase Programs

In June 2002, the Board of Directors authorized the repurchase of up to $20 million of common stock under a common stock repurchase program which expired on December 12, 2003. In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005.

During the year ended December 31, 2004, the Company repurchased 1,089,000 shares of common stock at an average price of approximately $8.52 for an aggregate purchase price of approximately $9,280,000. During the year ended December 31, 2003, the Company did not repurchase any shares. During the year ended

December 31, 2002, the Company repurchased 666,000 shares of common stock at an average price of approximately $3.04 for an aggregate purchase price of approximately $2,028,000. All shares repurchased were retired.

Other debt and commitments

The following table summarizes our contractual cash commitments as of December 31, 2004. (Note: interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in millions)
	Total	2005	2006- 2007	2008- 2009	2010 and thereafter
Operating leases	$177.7	$26.7	$41.8	$38.9	$70.3
Notes payable and tenant improvement loans	0.6	0.4	0.1	0.1	—

Total gross obligations	$178.3	$27.1	$41.9	$39.0	$70.3
Non-cancelable sublease income	(11.1)	(3.3)	(3.6)	(3.3)	(0.9)

Total net obligations	$167.2	$23.8	$38.3	$35.7	$69.4

As of December 31, 2004, all minimum sublease income due in the future under non-cancelable subleases is related to restructured facilities.

Operating leases. We lease office facilities and some of our office equipment under cancelable and noncancelable operating lease agreements expiring at various dates through July 2015. Rent expense, including amounts for facilities and equipment, net of any contractual sublease income, amounted to approximately $11,854,000, $10,941,000, and $10,362,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are included in selling, general and administrative expenses in our statements of operations. In April 2004, we entered into an agreement to lease approximately 200,000 square feet of office space in our new Boston facility. The lease commences upon the earlier of December 1, 2005 or the date we occupy the space and expires in November 2017. We expect to commence construction of improvements to our new office space in March 2005. Total contractual obligations under the lease, assuming a December 1, 2005 commencement date, are $86.3 million, which is included in the table above. Rent payments due in the future for both operating and restructured office space are reflected in the cash obligations table above.

Notes payable, tenant allowances. Since 1995, we have received tenant allowances, which are required to be reimbursed to the landlord through 2005. In connection with the acquisition of Modem, we acquired debt of $0.4 million related to amounts advanced to Modem in November 2000 for leasehold improvements at the Company’s Norwalk, Connecticut office. Payments for these advances are to be made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these advances and notes payable was $0.6 million as of December 31, 2004, which includes $0.3 million related to Digitas.

Operating lease guarantee. Modem Media is a guarantor for the office lease obligations of CentrPort, Inc., or CentrPort. As of December 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease were $4.8 million, subject to adjustment in accordance with the terms of the lease. The balance is scheduled to be reduced by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. In addition, upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate actions to be reimbursed for this liability.

Prior to our acquisition of Modem Media, Modem Media management had evaluated its potential obligation under the CentrPort lease guarantee and specifically considered the following factors in this regard: (a) CentrPort’s ability to reduce its cash burn rate and preserve cash on hand; (b) the probability that CentrPort would be sold within the near future; (c) the timing as to when CentrPort could potentially default on their lease; (d) the potential for CentrPort to raise additional funds; and (e) the potential for CentrPort to sell its remaining assets / customer base. They noted that in particular, CentrPort continued to be unable to obtain new sources of funding, its operating performance continued to deteriorate and cash on hand continued to decline. As a result, they concluded that an accrual of a loss contingency for the CentrPort lease guarantee was required in accordance with SFAS No. 5 “Accounting for Loss Contingencies,” which states that a loss contingency should be accrued when the loss contingency is probable and the amount is reasonably estimable. Accordingly, at the time of the acquisition, a $4.8 million liability had been recorded by Modem Media management related to this guarantee.

We expect that at current revenue projections, we will continue to generate cash from operations. We believe that cash from operations combined with current cash and cash equivalents and funds available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Internal control structure. As a result of the Sarbanes-Oxley Act of 2002, we must determine that we have established and maintain an adequate internal control structure and procedures over financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2004. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes Modem Media, a significant business, which we acquired on October 15, 2004. The acquisition of Modem Media contributed approximately 5%, or $13.1 million, in fee revenue in 2004. The purchase price of the acquisition was approximately $182.4 million. During the year ended December 31, 2003 (Modem Media’s last full fiscal year prior to the acquisition), Modem Media generated revenues of $60.4 million and net income of $5.0 million. At December 31, 2003, Modem Media had total assets of $142.9 million and total stockholders’ equity of $100.6 million. Our management’s report on internal control over financial reporting for fiscal 2005 will include Modem Media.

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

We derive a significant portion of our revenues from large-scale engagements with a limited number of clients. Most of these relationships, including those with Digitas Inc.’s three largest clients, are terminable by the client without penalty on 30 to 90 days prior written notice. For the twelve months ended December 31, 2004, Digitas Inc.’s three largest clients, General Motors, American Express and AT&T Corp., accounted for approximately 24%, 23% and 12%, respectively, of Digitas Inc.’s fee revenue. For the twelve months ended December 31, 2003, General Motors, American Express and AT&T accounted for approximately 23%, 19% and 13%, respectively, of Digitas Inc.’s fee revenue. The loss of any major client or any significant reduction in the use of Digitas Inc.’s services by a major client could materially reduce Digitas Inc.’s revenue and have a negative impact on Digitas Inc.’s operating results, financial condition and reputation in Digitas Inc.’s market. For example, in July 2004, AT&T announced that it had decided to change its business focus and informed us of a significant reduction in its demand for our services. AT&T was our third largest client at that time, accounting for approximately $30.6 million and $27.8 million of our fee revenues in 2004 and 2003, respectively. Although we continue to provide services to AT&T, we expect that fee revenues from AT&T will represent less than $4 million to $6 million of our 2005 fee revenues.

Due to Digitas Inc.’s dependence on a limited number of clients, it is subject to a concentration of credit risk with respect to accounts receivable. In the case of insolvency by one of Digitas Inc.’s significant clients, accounts receivable with respect to that client would potentially be uncollectible, adversely affecting Digitas Inc.’s financial performance. For example, Delta Air Lines represented approximately $5.3 million, or 11% of Digitas Inc.’s total gross accounts receivable as of December 31, 2004, however, our overall exposure with Delta Air Lines may vary depending upon the timing of when payments are received. During 2004 and again in March 2005, Delta Air Lines disclosed in its reports filed with the SEC that if it cannot achieve a competitive cost structure, regain sustained profitability and access capital markets on acceptable terms, it will need to pursue alternative courses of action intended to make it viable for the long-term, including the possibility of seeking to restructure its costs under Chapter 11 of the U.S. Bankruptcy Code. Digitas Inc. continues to monitor this situation.

Our failure to meet clients’ expectations could result in losses or negative publicity and could subject us to liability for the services we provide.

As clients have dedicated more money and resources to our engagements with them, their expectations have also increased. As client engagements become larger and more complex and are required to be completed in a shorter time frame, we face increased management challenges and greater risk of mistakes. Any failure on our part to deliver services in accordance with clients’ expectations could result in:

•	additional expenditures to correct the problem;

•	delayed or lost client revenues;

•	adverse client reactions and negative publicity; and

•	claims against us.

Although client agreements often limit our liability to damages arising from the rendering of services, we cannot assure that these provisions will be enforceable in all instances or would otherwise protect it from liability. While we carry general liability insurance coverage, insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed.

Failure to manage our growth may impact operating results.

If we succeed in expanding our business, that expansion may place increased demands on our management, operating systems, internal controls and financial and physical resources. If not managed effectively, these increased demands may adversely affect the services we provide to existing clients. In addition, our personnel, systems, procedures and controls may be inadequate to support future operations. Consequently, in order to manage growth effectively, we may be required to increase expenditures to expand, train and manage employee base, improve management, financial and information systems and controls, or make other capital expenditures. Our results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by future growth.

We may need to raise additional capital, which may not be available, and which may dilute the ownership interests of current investors.

We may need to raise additional funds to meet working capital and capital expenditure needs and to otherwise support our business and implement strategy. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

•	create additional market-specific business units;

•	enhance infrastructure;

•	hire, train and retain employees;

•	keep up with technological advances; or

•	respond to competitive pressures or unanticipated requirements.

Failure to do any of these things could restrict the growth, hinder the ability to compete and seriously harm our financial condition. Additionally, if we are able to raise additional funds through equity financings, the ownership interest of our stockholders will be diluted.

Acts of war or terrorism, or related effects could adversely affect our business, operating results and financial condition.

A significant amount of our revenue comes from clients whose businesses are particularly vulnerable to war and terrorism because they work in industries that include financial services, travel-related services and the hospitality industry. An act of war or terrorism could adversely affect our business, operating results and financial condition. The related effects of an act of war or terrorism, such as disruptions in air transportation, enhanced security measures and political instability in certain foreign countries may interrupt our business and that of our clients. An act of war or terrorism may result in a significant reduction in client spending or contribute to an economic downturn and adversely affect our business, operating results and financial condition.

An economic recession or downturn in the United States or abroad may result in a reduction in our revenues and operating results.

Our ability to succeed depends on the continued investment by our current and future clients in the services that we offer. In the past our business has been adversely impacted by a decline in demand for Digitas Inc.’s services, primarily related to an overall economic downturn. An economic recession or downturn in the United States and abroad may cause some of our current and future clients to reduce or eliminate their budgets for our services. Furthermore, the reduction in client budgets may intensify competition and further increase pressure for us to reduce the fees charged to clients. A lasting economic recession or downturn in the United States or abroad may have a material adverse effect on our business, financial condition and results of operations.

Actual and perceived conflicts of interest may restrict us in obtaining new clients.

Actual and perceived conflicts of interest are inherent in our industry. Our agencies have entered into exclusivity arrangements with several of their clients that prohibit them from providing services to competitors of those clients. In addition, although not contractually prohibited from providing services to a competitor of a client, our agencies sometimes decline to accept potential clients because of actual or perceived conflicts of interest with their existing clients or because a client insists, for whatever reason, that the agency not work with its competitors. In addition, potential clients may choose not to retain our agencies for reasons of actual or perceived conflicts of interest. Many of our agencies’ clients compete in industries where only a limited number of companies gain meaningful market share. As a result, if one of our agencies decides not to perform services for a particular client’s competitors, or if potential clients choose not to retain them because of actual or perceived conflicts and the agency client fails to capture a significant portion of its market, that agency may receive reduced or no future revenue in that particular industry. Clients of Modem Media and clients of the Digitas agency that compete with one another may not be satisfied with the organizational steps we have taken to address the actual or perceived conflicts of interest and may choose not to continue to engage our agencies for services.

We may need to increase reserves for surplus office space if subtenants fail to pay their rent.

As part of a series of cost reduction efforts, we determined that we had surplus office space. As a result of these efforts, we abandoned the surplus office space and recorded reserves for lease liabilities based on minimum lease payments for the space abandoned net of the rent we estimated we could realize upon subletting the space.

We have sublet approximately 100,000 square feet of surplus Boston office space, approximately 44,000 square feet of surplus New York City office space, approximately 57,000 square feet of surplus San Francisco office space and approximately 15,000 square feet of surplus Miami office space and we have fully assigned one of our leases in London for approximately 26,000 square feet of office space. The Boston subleases expire in November and December 2005, the New York sublease expires in March 2011, the San Francisco sublease expires in January 2010, and the Miami sublease expires January 2008. If one or more subtenants fail to pay Digitas Inc. their rent, Digitas Inc. may need to increase reserves, depending on the circumstances at the time.

Fluctuations in our quarterly revenues and operating results may lead to reduced prices for our stock.

Our quarterly revenues and operating results can be volatile. We believe that period-to-period comparisons of operating results are not necessarily meaningful. These comparisons cannot be relied upon as indicators of future performance. However, if our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Factors that may cause our quarterly results to fluctuate in the future include the following:

•	variability in market demand for services;

•	length of the sales cycle associated with service offerings;

•	unanticipated variations in the size, budget, number or progress toward completion of engagements;

•	unanticipated termination of a major engagement, a client’s decision not to proceed with an anticipated engagement or the completion or delay during a quarter of several major client engagements;

•	our ability to manage operating costs, a large portion of which are fixed in advance of any particular quarter;

•	changes in pricing policies by us or our competitors;

•	our ability to manage future growth and retain employees;

•	timing and amount of client bonus payments; and

•	costs of attracting and training skilled personnel.

Some of these factors are within our control while others are outside of our control.

If we are not successful in expanding our ability to service clients on a worldwide basis, we may jeopardize relationships with existing clients and limit our ability to attract new clients.

Failure to meet client demands that their relationship marketing service providers be able to handle assignments on a worldwide basis may jeopardize our existing client relationships and limit our ability to attract new clients. Currently, Modem Media serves European markets from its office in London and both of our agencies can serve markets in other regions from offices in the United States. To succeed we may also need to deepen and broaden expertise in dealing with worldwide assignments by expanding our presence outside of the United States or by hiring more senior executives with multi-national technology, marketing and customer relationship management expertise; and there is no assurance that we can attract those people or establish on a profitable basis offices outside of the United States.

We have limited experience in marketing, selling and supporting services outside of North America and the United Kingdom, and development of those skills may be more difficult or take longer than we anticipate. Operations outside the United States may be unprofitable or less profitable than operations in the United States, especially due to language barriers, cultural differences, economic and political conditions in countries outside the United States, currency exchange risks, differences in terms of payment and collectibility of receivables, reduced protection for intellectual property rights in some countries, the burden and expense of complying with foreign laws and regulations and the fact that the Internet infrastructure in foreign countries may be less advanced than in the United States.

We must maintain our reputation and expand name recognition to remain competitive.

We believe that establishing and maintaining name recognition and a good reputation for us and our agencies is critical to attracting and expanding a targeted client base as well as attracting and retaining qualified employees. If our reputation is damaged or if we are unable to establish name recognition, we may become less competitive or lose market share. In addition, our name, or the name of either agency, could be associated with any business difficulties of our agencies’ clients. As a result, the difficulties or failure of one of our clients could damage our reputation and name and make it difficult for us to compete for new business.

Our business will be negatively affected if we do not keep up with rapid technological changes, evolving industry standards and changing client requirements.

Our industry is characterized by rapidly changing technology, evolving industry standards and changing client needs. Accordingly, our future success will depend, in part, on the ability to meet these challenges in a timely and cost-effective manner. Among the most important challenges facing us is the need to:

•	effectively use leading technologies;

•	continue to develop strategic and technical expertise;

•	influence and respond to emerging industry standards and other technological changes;

•	enhance current service offerings; and

•	develop new services that meet changing customer needs.

Our industry is highly competitive and has low barriers to entry; if we cannot effectively compete, our revenue may decline.

Our industry is relatively new and intensely competitive. We expect competition to intensify even further as the industry evolves. Some of our current competitors have more clients, greater brand or name recognition and greater financial, technical, marketing and public relations resources than we do. Furthermore, there are relatively low barriers to entry into our industry. As a result, new and unknown market entrants pose a threat to our business.

Current or future competitors may also develop or offer services that are comparable or superior to ours at a lower price, which could affect our ability to retain existing clients and attract new clients. In addition, current and potential competitors have established or may establish corporate relationships among themselves or other third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to continue to compete successfully with existing competitors or any new competitors.

Potential future acquisitions could be difficult to integrate, disrupt business, adversely affect operating results and dilute shareholder value.

In October 2004, we acquired Modem Media, Inc., a provider of interactive marketing strategy services. We may acquire other businesses in the future, which may complicate our management tasks. We may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to do so could result in our inability to retain the management, key personnel, employees and clients of the acquired business. Such integration efforts also may distract our management from servicing existing clients. Failure to manage future acquisitions successfully could seriously harm operating results. Also, acquisition costs could cause quarterly operating results to vary significantly. Furthermore, our stockholders could be diluted if we finance the acquisitions by issuing equity securities.

Increased government regulation of various direct marketing channels and the marketing of some products could adversely affect our business.

State and federal government regulation of various direct marketing channels, such as the Internet, electronic mail and telephone, and regulation of the marketing of some products, such as pharmaceuticals, is increasing. New laws and regulations, or new interpretations of existing laws and regulations, could impact us directly or indirectly by preventing clients from using certain direct marketing methods. For example, privacy laws have curtailed the use of information by companies. Violations of these laws and regulations could also result in liability for us and our clients. New laws and regulations could create limitations on clients’ ability to market to targeted customers which in turn could decrease the demand for our services and have a material adverse effect on our future operating performance.

Risks Related to the Securities Markets

Our stock price has been and is likely to continue to be volatile and may result in substantial losses for investors.

The market price of our common stock has been and is likely to continue to be highly volatile. Since completing our initial public offering in March 2000, the market price for our common stock has been as high as $40.00 per share and as low as $0.88 per share. Additionally, the stock market in general, and the market for technology-related stocks in particular, has been highly volatile and was characterized by significant decreases in market prices during 2001, 2002 and 2003. This volatility often has been unrelated to the operating performance of particular companies.

In addition, the trading price of our common stock could be subject to wide fluctuations in response to:

•	perceived prospects;

•	variations in operating results and achievement of key business targets;

•	changes in securities analysts’ recommendations or earnings estimates;

•	differences between reported results and those expected by investors and securities analysts;

•	announcements of new contracts or service offerings by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

•	general economic or stock market conditions unrelated to our operating performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

Risks Related to Legal Uncertainty

We may not be able to protect our intellectual property and proprietary rights.

We cannot guarantee that the steps taken to protect proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information, our business could be seriously harmed. In addition, although we believe our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management. If any party asserts a claim against us relating to proprietary technology or information, we may need to obtain licenses to the disputed intellectual property. We cannot guarantee, however, that we will be able to obtain any licenses at all. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States so, as our business expands into foreign countries, risks associated with protecting our intellectual property will increase.

Changes in government regulation of the Internet and other emerging technologies could adversely affect our business.

To date, government regulations have not materially restricted the use of the Internet and other emerging technologies by our clients in their markets. However, the legal and regulatory environment that pertains to such technologies may change. New state, federal and foreign laws and regulations, or new interpretations of existing laws and regulations, especially those relating to privacy, could impact us directly or indirectly by preventing clients from delivering products or services over technology-based distribution channels. Failure to comply with applicable government regulations could result in liability. Any new legislation could inhibit the increased use of the Internet and emerging technologies as commercial mediums which in turn could decrease the demand for our services and have a material adverse effect on future operating performance.

We may become subject to claims regarding foreign laws and regulations that could result in increased expenses.

Because we plan to expand international operations and because many of our current clients have international operations, we may be subject to the laws of foreign jurisdictions. These laws may change, or new, more restrictive laws may be enacted in the future. Failure to comply with applicable foreign laws and regulations could result in a liability. International litigation is often expensive and time-consuming and could distract management’s attention away from the operation of the business.

Provisions of Delaware law and of our charter and by-laws may make a takeover more difficult.

Provisions in our certificate of incorporation and by-laws and Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change-in-control or takeover attempt that is opposed by our management and board of directors. Public shareholders who might desire to participate in such a transaction may not have an opportunity to do so. Our certificate of incorporation provides for a staggered board of directors, which makes it difficult for stockholders to change the composition of the board of directors in any one year. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change-in-control or to change our management and board of directors.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

We have adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of January 26, 2005. Each right entitles the holder to purchase one unit consisting of one ten-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock for $45 per unit. Under circumstances specified in the plan, if a person or group acquires 15 percent or more of our outstanding common stock, holders of the rights (other than the person or group that triggered the exercise) will be able to purchase, for the $45 exercise price, shares of our common stock or common stock of any company into which we have merged having a market value of $90. The rights expire on January 26, 2015, unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors.

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

The following table sets forth a summary of unaudited quarterly operating results for each of the eight quarters ended December 31, 2004. This information has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this filing and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. The results for any quarter are not necessarily indicative of future quarterly results of operations, and we believe that period-to-period comparisons should not be relied upon as an indication of performance that may be expected for any future period.

	Three Months Ended: (in thousands, except per share data)
	Dec. 31, 2004*	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
Revenue:
Fee revenue	$71,001	$59,859	$60,620	$60,105	$53,428	$52,218	$51,564	$52,260
Pass-through revenue	34,439	30,623	35,650	29,735	28,742	25,709	20,994	26,898

Total revenue	105,440	90,482	96,270	89,840	82,170	77,927	72,558	79,158

Operating expenses:
Professional services costs	40,726	33,393	35,186	34,890	31,229	30,548	30,387	30,588
Pass-through expenses	34,439	30,623	35,650	29,735	28,742	25,709	20,994	26,898
Selling, general and administrative expenses	22,226	16,664	17,310	17,089	16,296	16,335	16,176	16,948
Stock-based compensation	201	552	441	441	1,716	1,980	1,930	1,825
Amortization of intangible assets	760	176	177	176	177	176	177	176
Restructuring expenses (income)	—	1220	—	—	(4,109)	—	—	—

Total operating expenses	98,352	82,628	88,764	82,331	74,051	74,748	69,664	76,435

Income (loss) from operations	7,088	7,854	7,506	7,509	8,119	3,179	2,894	2,723
Other income (expense):
Interest income	732	324	243	140	155	152	155	230
Interest expense	(157)	(135)	(67)	(203)	(131)	(140)	(144)	(134)
Other miscellaneous income	43	272	5	1	2	6	8	2

	618	461	181	(62)	26	18	19	98

Income before provision for income taxes	7,706	8,315	7,687	7,447	8,145	3,197	2,913	2,821
(Provision) benefit for income taxes	41	(130)	(127)	(17)	(28)	—	—	(189)

Net income	$7,747	$8,185	$7,560	$7,430	$8,117	$3,197	$2,913	$2,632

Net income per share—basic	$0.09	$0.12	$0.12	$0.12	$0.13	$0.05	$0.05	$0.04
Net income per share—diluted	$0.08	$0.11	$0.10	$0.10	$0.11	$0.05	$0.05	$0.04

Weighted average common shares outstanding
Basic	83,428	66,149	64,995	63,457	62,102	59,712	58,061	63,166
Diluted	92,249	75,665	76,214	73,962	71,940	69,012	64,665	69,157

*	Amounts include results of operations of Modem Media (acquired October 15, 2004) for the periods subsequent to its acquisition.

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

(b) Internal Control over Financial Reporting.

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2004. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes Modem Media, a significant business, which we acquired on October 15, 2004. The acquisition of Modem Media contributed approximately 5%, or $13.1 million, in fee revenue in 2004. The purchase price of the acquisition was approximately $182.4 million. During the year ended December 31, 2003 (Modem Media’s last full fiscal year prior to the acquisition), Modem Media generated revenues of $60.4 million and net income of $5.0 million. At December 31, 2003, Modem Media had total assets of $142.9 million and total stockholders’ equity of $100.6 million. Our management’s report on internal control over financial reporting for fiscal 2005 will include Modem Media.

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2004 was effective.

Our independent registered public accounting firm, Ernst & Young LLP has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young, the registered public accounting firm, on management’s assessment of internal control over financial reporting and on the audit of the financial statements is incorporated by reference from Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Item 9B. Other Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Digitas Inc.

We have audited management’s assessment, included in the accompanying Management’s annual report on internal control over financial reporting, that Digitas Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digitas Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s annual report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Modem Media, Inc. a significant business, which was acquired on October 15, 2004, and is included in the December 31, 2004 consolidated financial statements of Digitas Inc. The acquisition of Modem Media contributed approximately 5%, or $13.1 million, in fee revenue in 2004. The purchase price of the acquisition was approximately $182.4 million. Management did not assess the effectiveness of internal control over financial reporting at this entity as it was acquired during 2004. Our audit of internal control over financial reporting of Digitas Inc. also did not include an evaluation of the internal control over financial reporting of Modem Media Inc.

In our opinion, management’s assessment that Digitas Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digitas Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digitas Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each the three years then ended of Digitas Inc. and our report dated March 9, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Boston, Massachusetts

March 9, 2005

PART III

Item 10. Directors and Executive Officers of Registrant

(a) Directors

Incorporated herein by reference is the information appearing under the captions “Information Concerning Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Digitas Inc. definitive Proxy Statement for its 2005 Annual Meeting of Stockholders.

(b) Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Officers” in the Digitas Inc. definitive Proxy Statement for its 2005 Annual Meeting of Stockholders.

(c) Compliance with Section 16(a) of the Exchange Act

Incorporated herein by reference is the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Digitas Inc. definitive Proxy Statement for its 2005 Annual Meeting of Stockholders.

(d) Code of Ethics

Digitas Inc. has adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. Our code of ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-K filed on March 15, 2004. Digitas Inc. intends to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to or waiver from our code of ethics, by posting the required information on our Internet website at www.digitasinc.com and will send a paper copy to any shareholder who submits a request in writing to Digitas Inc.’s Secretary.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Digitas Inc. definitive Proxy Statement for its 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Executive Officers and Directors” in the Digitas Inc. definitive Proxy Statement for its 2005 Annual Meeting of Stockholders. See Part I Item 5 for information regarding stockholder approved and non-stockholder approved equity compensation plans.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the caption “Principal Accountant Fees and Services” in the Digitas Inc. definitive Proxy Statement for its 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedule

15(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

15(a)(2) Financial Statement Schedule

The following is contained in this annual report on Form 10-K immediately following the Notes to Consolidated Financial Statements:

•	Schedule II: Valuation and Qualifying Accounts

Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

15(a)(3) Exhibits

Exhibits are as set forth in the “Index to Exhibits” which follows the Notes to Consolidated Financial Statements.

DIGITAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digitas Inc.:

We have audited the accompanying consolidated balance sheets of Digitas Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digitas Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digitas Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Ernst & Young LLP

Boston, Massachusetts

March 9, 2005

DIGITAS

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$130,546	$53,843
Short-term investments	46,999	19,800
Accounts receivable, net of allowance for doubtful accounts of $1,053 and $962 at December 31, 2004 and 2003, respectively	48,830	32,860
Accounts receivable, unbilled	9,772	6,851
Prepaid expenses and other current assets	8,052	6,763

Total current assets	244,199	120,117
Fixed assets, net	22,325	17,990
Goodwill, net	218,208	98,130
Other intangible assets, net	34,117	705
Other assets	5,328	3,579

Total assets	$524,177	$240,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,028	$8,698
Billings in excess of cost and estimated earnings on uncompleted contracts	48,828	20,564
Accrued expenses	11,864	7,386
Accrued compensation	23,810	19,410
Accrued restructuring	14,707	9,056
Current portion of long-term debt	363	281

Total current liabilities	113,600	65,395
Long-term debt, less current portion	219	282
Accrued restructuring, long-term	19,272	20,252
Other long-term liabilities	7,403	175

Total liabilities	140,494	86,104
Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at December 31, 2004 and 2003	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 86,710,197 and 62,809,518 shares issued and outstanding at December 31, 2004 and 2003, respectively	867	628
Additional paid-in capital	533,095	336,294
Accumulated deficit	(149,861)	(180,783)
Cumulative foreign currency translation adjustment	208	(28)
Deferred compensation	(626)	(1,694)

Total shareholders’ equity	383,683	154,417

Total liabilities and shareholders’ equity	$524,177	$240,521

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Fee revenue	$251,585	$209,470	$203,931
Pass-through revenue	130,447	102,343	117,093

Total revenue	382,032	311,813	321,024

Operating expenses:
Professional services costs	144,195	122,752	120,430
Pass-through expenses	130,447	102,343	117,093
Selling, general and administrative expenses	73,289	65,755	67,748
Stock-based compensation [a]	1,635	7,451	8,447
Amortization of intangible assets	1,289	706	706
Restructuring expenses (income), net	1,220	(4,109)	47,114

Total operating expenses	352,075	294,898	361,538

Income (loss) from operations	29,957	16,915	(40,514)
Other income (expense):
Interest income	1,439	692	958
Interest expense	(562)	(549)	(562)
Other miscellaneous income, net	321	18	18

Income (loss) before provision for income taxes	31,155	17,076	(40,100)
Provision for income taxes	(233)	(217)	(200)

Net income (loss)	$30,922	$16,859	$(40,300)

Net income (loss) per share
Basic	$0.44	$0.28	$(0.65)
Diluted	$0.39	$0.24	$(0.65)
Weighted average common shares outstanding
Basic	69,737	60,754	62,354

Diluted	79,091	69,234	62,354

[a]	Stock-based compensation relates to professional services costs and selling, general and administrative expenses as follows: $1,635 and $0 for the year ended December 31, 2004; $7,004 and $447 for the year ended December 31, 2003; and $7,433 and $1,014 for year ended December 31, 2002; respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Foreign Currency Translation Adjustment	Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2001	60,857,083	$608	$345,909	$(157,342)	$(396)	$(18,893)	$169,886
Net loss				(40,300)			(40,300)
Cumulative foreign currency translation adjustment					334		334

Total comprehensive loss							(39,966)
Exercise of stock options	2,060,985	21	3,000				3,021
Stock-based compensation						8,447	8,447
Cancellation of stock options			(711)			711	—
Issuance of common stock	258,851	3	721				724
Repurchase of common stock	(666,000)	(7)	(2,021)				(2,028)

Balance at December 31, 2002	62,510,919	625	346,898	(197,642)	(62)	(9,735)	140,084
Net income				16,859			16,859
Cumulative foreign currency translation adjustment					34		34

Total comprehensive income							16,893
Exercise of stock options	6,535,632	65	15,295				15,360
Stock-based compensation						7,451	7,451
Cancellation of stock options			(590)			590	—
Issuance of common stock	189,702	2	560				562
Repurchase of common stock	(6,426,735)	(64)	(25,869)				(25,933)

Balance at December 31, 2003	62,809,518	628	336,294	(180,783)	(28)	(1,694)	154,417
Net income				30,922			30,922
Cumulative foreign currency translation adjustment					236		236

Total comprehensive income							31,158
Exercise of stock options	5,628,330	56	22,629				22,685
Stock-based compensation						1,635	1,635
Cancellation of stock options			(260)			260	—
Issuance of common stock	117,041	1	662				663
Repurchase of common stock	(1,089,000)	(10)	(9,270)				(9,280)
Acquisition of business	19,244,308	192	183,040			(827)	182,405

Balance at December 31, 2004	86,710,197	$867	$533,095	$(149,861)	$208	$(626)	$383,683

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$30,922	$16,859	$(40,300)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,036	9,673	12,743
Stock-based compensation	1,635	7,451	8,447
Provision for doubtful accounts	—	47	—
Restructuring expenses (income)	1,220	(4,109)	43,809
Changes in operating assets and liabilities:
Accounts receivable	(3,947)	2,111	880
Accounts receivable, unbilled	(749)	11,186	508
Prepaid expenses and other current assets	(231)	(1,684)	2,923
Other assets	(309)	(1,627)	150
Accounts payable	4,559	(8,422)	2,680
Billings in excess of costs and estimated earnings on uncompleted contracts	9,951	(4,142)	(604)
Accrued expenses	(5,103)	(785)	(1,820)
Accrued compensation	2,761	1,660	6,448
Accrued restructuring	(12,550)	(8,831)	(11,523)
Other long-term liabilities	(353)	(140)	58

Net cash provided by operating activities	35,842	19,247	24,399

Cash flows from investing activities:
Purchases of short-term investments	(724,641)	(265,500)	(39,850)
Proceeds from sales and maturities of short-term investments	731,127	265,550	20,000
Cash acquired	27,176	—	—
Purchases of fixed assets	(6,659)	(3,956)	(3,057)

Net cash provided by (used in) investing activities	27,003	(3,906)	(22,907)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(276)	(665)
Payment of notes payable, tenant allowances	(359)	(255)	(231)
Repurchase of common stock, including transaction costs	(9,280)	(25,933)	(2,028)
Proceeds from issuance of common stock, net of issuance costs	23,348	15,923	3,745

Net cash provided by (used in) financing activities	13,709	(10,541)	821

Effect of exchange rate changes on cash and cash equivalents	149	66	191

Net increase in cash and cash equivalents	76,703	4,866	2,504
Cash and cash equivalents, beginning of period	53,843	48,977	46,473

Cash and cash equivalents, end of period	$130,546	$53,843	$48,977

Supplemental disclosure of cash flow information:
Cash paid for taxes	$298	$97	$637
Cash paid for interest	457	447	552

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Description of the Business

Digitas Inc. (the “Company”), a Delaware corporation organized in December 1999, is the parent company of the Digitas and Modem Media agencies. Digitas Inc.’s agencies offer strategic and marketing services that drive measurable acquisition, cross-sell, loyalty, affinity and customer care engines across digital and direct media for world-leading marketers. Founded in 1980, the Digitas agency has long-term relationships with clients such as American Express, AT&T, America Online, General Motors and New York Times Company. The Digitas agency maintains offices in Boston, Chicago and New York. In October 2004, Digitas Inc. completed the acquisition of Modem Media, Inc. forming the Modem Media agency under the Digitas Inc. parent. The Modem Media agency has long-term relationships with clients such as Delta Air Lines, Heineken, Kraft Foods, Michelin and Unilever. The Modem Media agency maintains offices in London, Norwalk and San Francisco. In total, Digitas Inc. and its two agencies employ approximately 1,500 professionals.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments purchased with an original maturity of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Investments

The Company classifies its investments in marketable securities as available for sale as defined in Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reports them at fair value. Any unrealized gains or losses would be included in stockholders’ equity as a component of accumulated other comprehensive loss. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense.

At December 31, 2004, the Company held short-term investments available for sale with an aggregate fair value of $46,999,000. These investments consisted of $35,425,000 of auction rate securities and $11,574,000 of government and corporate bonds and certificates of deposit. The maturities on these securities range from less than one month to more than thirty years at December 31, 2004. At December 31, 2003, the Company held short term investments with an aggregate fair value of $19,800,000. These investments consisted of auction rate securities with maturities ranging from less than one month to more than thirty years. There were no realized or unrealized gains or losses on these securities in the years ended December 31, 2004, 2003 or 2002.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. The collectibility of outstanding customer invoices is continuously assessed. In estimating the allowance, the Company considers factors such as historical collections, a customer’s current credit-worthiness, age of the

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from estimates, requiring additional adjustments to the allowance for doubtful accounts.

Fixed Assets

Fixed assets are recorded at cost. Expenditures for renewals and improvements are capitalized. Repairs and maintenance are charged to operations as incurred. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the lease and amortized using the straight-line method. Leasehold improvements are recorded net of tenant improvement loans provided by the landlord. Depreciation is recorded on the straight-line basis over the estimated useful lives of the related assets, which are as follows:

Furniture and fixtures	5-7 years
Computer equipment and software	3-5 years
Capital leases	Lesser of lease term or useful life
Leasehold improvements	Lesser of lease term or useful life

Goodwill

Acquisitions are accounted for under the purchase method of accounting, pursuant to SFAS No. 141, “Business Combinations.” Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Identifiable intangible assets are valued separately and those with a determinable useful life are amortized over the expected useful life.

Goodwill is stated at cost less accumulated amortization. Effective January 1, 2002, with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortizing goodwill. SFAS No. 142 requires goodwill and non-amortizable intangible assets to be tested for impairment on an annual basis, and between annual tests in certain circumstances, and written down when impaired. Impairment exists if the carrying value of the reporting unit exceeds the fair value of the reporting unit. As the Company has one reporting segment, it utilizes the entity-wide approach for assessing goodwill. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. The Company performed the initial step by considering its fair market value as determined by its publicly traded stock to its carrying amount. The Company also considers future discounted cash flows as compared to the carrying amount to assess the recoverability of the goodwill asset. The use of discounted cash flow requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability.

Other Intangible Assets

Other intangible assets are stated at cost less accumulated amortization. As of December 31, 2004 and 2003, other intangible assets consist of acquired customer base, acquired trademarks and tradenames and favorable leases, which represent the difference between the fair market value of the new leases signed on the purchase date in conjunction with the 1999 recapitalization and the actual leases in existence. Other intangible assets are valued based on estimates of future cash flows and amortized on a straight-line basis over their estimated useful lives.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under SFAS No. 142, purchased intangibles with indefinite lives are not amortized but reviewed for impairment annually, or more frequently, if impairment indicators arise. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the Company’s expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. When the Company determines that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, it measures impairment, if any, based on the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired trademark is indefinite. Purchased intangibles with definite lives are amortized over their respective useful lives, which are as follows:

Favorable leases	6 years
Customer base	10 years

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

Fee Revenue Recognition

The Company derives substantially all of its fee revenues from the performance of professional services. Individual projects generally last up to six months, however some of the Company’s projects may be longer in duration. The Company generally enters into written agreements with its clients, under contracts that are typically terminable upon 30 to 90 days notice. Under these termination provisions, revenue is earned based upon time and materials incurred or on a fixed price basis. The Company recognizes revenue earned under time and materials contracts as services are provided based upon hours worked and contractually agreed-upon hourly rates. Revenue pursuant to time and materials contracts is recognized as services are provided. The Company recognizes revenue from fixed-price contracts, such as consulting arrangements, using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determine the amount of revenue earned to date. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. These estimates are based on historical experience and deliverables identified in the contract and are indicative of the level of benefit provided to the Company’s clients. The Company’s financial management maintains contact with project managers to monitor the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue to be recognized and to estimate the income or loss on the project. Favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. If a contract was anticipated to result in a loss, provisions for the estimated loss on the contract would be made in the period in which the loss first becomes probable and reasonably estimable. There are no costs that are deferred and amortized over the contract term. Some contracts contain provisions for performance incentives. Such contingent revenue is recognized in the period in which the contingency is resolved. The Company recognizes revenue for services only in those situations where collection from the client is reasonably assured. The Company’s normal payment terms are 30 days from invoice date. Client relationship managers and finance personnel monitor timely payments from clients and assess collection issues, if any. Unbilled accounts receivable on contracts is comprised of costs incurred plus estimated earnings from revenue earned in advance of billings under the contract. Advance payments are recorded as billings in excess of cost and estimated earnings on uncompleted contracts until the services are provided. Included in accounts receivable and unbilled accounts receivable are reimbursable costs.

Pass-through Revenue and Expenses

The Company incurs significant reimbursable costs, such as payments to vendors for media and production services and postage and travel-related expenses, on behalf of clients. In accordance with the client agreements, there is no markup on reimbursable costs and the client’s approval is required prior to the Company incurring them. Although the Company actively mitigates its credit risk related to these pass-through costs and its customers participate in the management of such vendor relationships, Digitas is often the sole party that contracts with these vendors. The Company accounts for pass-through revenue and expenses in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” and includes these costs incurred as a component of revenue and as a component of operating expenses in the statements of operations.

Professional Services Costs

Professional services costs consist primarily of compensation and benefits of the Company’s employees engaged in the delivery of professional services plus other non-reimbursable service costs.

Research and Development Costs

Research and development costs are charged to operations as incurred. To date, substantially all research and development activities have been pursuant to customer contracts and have been expensed as professional services costs. There have been no research and development costs capitalized to date.

Net Income Per Share

Basic and diluted earnings per share are computed in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of options and warrants is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

	December 31,
	2004	2003	2002
Weighted average common shares outstanding	69,737,312	60,754,371	62,354,183
Dilutive effect of options and warrants	9,354,050	8,480,624	—

Diluted weighted average common shares outstanding	79,091,362	69,234,995	62,354,183

For the years ended December 31, 2004 and 2003, options and warrants totaling 2,055,111 and 4,064,843, respectively, were not included in the computation of diluted net loss per share as their effect would have been antidilutive. For the year ended December 31, 2002, the Company incurred net losses; as a result, options and warrants totaling 31,901,420, were not included in the computations of diluted net loss per share, as their effects would have been antidilutive.

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

Stock-based Compensation

The Company applies the intrinsic method of accounting under Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its employee stock-based award plans. The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Had compensation cost for the Company’s stock-based award plans been determined using the fair value method at the grant dates, the effect on the Company’s net income (loss) and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been as follows: (dollars in thousands)

	2004	2003	2002
Net income (loss), as reported	$30,922	$16,859	$(40,300)
Plus: Stock-based compensation included in reported net income (loss), net of tax	1,635	7,451	8,447
Less: Stock-based compensation expense under fair value method, net of tax	(9,111)	(19,727)	(22,400)

Pro forma net income (loss)	$23,446	$4,583	$(54,253)

Basic net income (loss) per share, as reported	$0.44	$0.28	$(0.65)
Diluted net income (loss) per share, as reported	$0.39	$0.24	$(0.65)
Pro forma basic net income (loss) per share	$0.34	$0.08	$(0.87)
Pro forma diluted net income (loss) per share	$0.29	$0.07	$(0.87)

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2004, 2003 and 2002: volatility of 50%-65% in 2004 and 65% in 2003 and 2002, no expected dividend yield; weighted average risk-free interest rates of 3.3%, 2.8%, and 3.4% in 2004, 2003 and 2002, respectively; and expected lives of three to five years in 2004 and five years in 2003 and 2002.

Foreign Currency Translation

Monetary assets and liabilities of the Company’s foreign branch are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historic exchange rates. Income and expenses are remeasured at the average exchange rate for the period. Transaction gains and losses are reflected in selling, general and administrative expenses in the statements of operations. Transaction gains were approximately $205,000 for the year ended December 31, 2002. Transaction losses were approximately $58,000 and $73,000 for the years ended December 31, 2004 and 2003, respectively.

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

The Company reclassified its auction rate securities from cash and cash equivalents to short-term investments as of September 30, 2004 and for all prior periods. As of December 31, 2003, the Company held approximately $19.8 million of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company. The following table summarizes the balances as previously reported and as reclassified as of the period ending dates for each of the seven quarters ending June 30, 2004 (dollars in thousands).

	As Reported	As Reclassified
	Cash and Cash Equivalents	Cash and Cash Equivalents	Short-term Investments
Jun 30, 2004	$93,794	$53,794	$40,000
Mar 31, 2004	80,942	51,142	29,800
Dec 31, 2003	73,643	53,843	19,800
Sep 30, 2003	62,667	42,617	20,050
Jun 30, 2003	52,255	32,205	20,050
Mar 31, 2003	48,330	28,280	20,050
Dec 31, 2002	68,827	48,977	19,850

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS, No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. Under the guidance of APB Opinion No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. In addition, SFAS No. 123 allowed pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) in the third quarter of fiscal 2005. Management estimates the impact of the adoption of SFAS No. 123(R) to be approximately $2 million to $3 million in 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

2. BUSINESS ACQUISITION

On October 15, 2004, the Company acquired Modem Media, Inc. (“Modem”), a Norwalk, Connecticut based company that provides interactive marketing strategy services in a stock-for-stock transaction. Modem has approximately 250 employees and also has offices in London and San Francisco. The Company and Modem agreed to the transaction based on their belief that it would provide added value to their respective shareholders resulting from a combined entity with stronger long-term growth potential due to an increased scope of services, strengthened shared client relationships, a common strategic focus on delivering client value and operating synergies. The aggregate purchase price was approximately $182.4 million, which consists of 19,244,308 shares of the Company’s common stock with a value of $168.8 million, or $8.77 per share and stock options assumed with a fair value of $13.6 million. In addition, the Company recorded merger-related transaction costs of $5.1 million. Each outstanding share of Modem common stock was exchanged for 0.70 shares of the Company’s common stock, and each outstanding option to purchase Modem common stock was assumed by the Company and is exercisable into the Company’s common stock at the same exchange ratio. Common stock issued as consideration for this transaction was valued at the closing price on the two days before the announcement date through the two days after the announcement date of the acquisition. The results of Modem since October 15, 2004 have been included in the consolidated financial statements. Modem operates as a wholly-owned subsidiary of Digitas Inc. and is included as part of the Company’s only segment.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition, the Company recorded $154.8 million of goodwill and other intangible assets. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

As of October 15, 2004
Cash and cash equivalents	$27,176
Short-term investments	33,687

Current assets	75,821
Property and equipment	5,256
Goodwill	120,078
Intangible assets	34,700
Other noncurrent assets	1,399

Total assets acquired	$237,254
Current liabilities	31,463
Other long-term liabilities	23,405

Total liabilities assumed	$54,868

Net assets acquired	$182,386

Of the $34.7 million of acquired intangible assets, $6.7 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $28.0 million was assigned to a customer base that will be amortized over the estimated useful life of ten years.

The following pro forma results of operations for the years ended December 31, 2004 and 2003, have been prepared as though the acquisition of Modem had occurred as of January 1, 2003. This pro forma financial information does not purport to be indicative of operations that may occur in the future (in thousands, except per share data):

	Year Ended December 31,
	2004	2003
Revenues	$427,743	$372,210
Net income	27,920	20,170
Income per share
Basic	$0.33	$0.26
Diluted	$0.30	$0.23
Weighted average shares outstanding
Basic	84,880	79,004
Diluted	94,234	87,923

3. RESTRUCTURING EXPENSES

During 2002, the Company recorded restructuring expenses totaling $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were recorded to align the cost structure with continued changing market conditions and to update estimates of remaining real estate obligations originally made in 2001 for current information. The facility charge in 2001 represented an estimate of future obligations under the terms of the leases for identified excess space less anticipated income from subleasing activities. In

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determining this estimate, management evaluated its potential to sublease its excess space and its ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of office space. Throughout 2002, the Company continued to monitor the economic conditions of the real estate market, which showed little sign of recovery as the economy continued to decline in the wake of the September 11th terrorist attacks. Although more space became available in the markets in which the Company had excess real estate, the Company was actively pursuing several alternatives including sublease opportunities and lease renegotiations. During the third quarter of 2002, management determined that due to the limited success regarding subleasing opportunities and lease renegotiation activities, it would be unable to dispose of its excess office space in Boston, New York and San Francisco within its original assumptions. As a result, the Company recorded additional restructuring expenses of $39.2 million to reflect the revised estimate. The change in estimate was related to changes in estimated future sublease rates and terms. These sublease estimates, which were made in connection with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. In addition, the Company recorded restructuring expenses of $4.6 million for costs related to the closure of its Miami and Salt Lake City facilities.

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

The floor returned to operations in San Francisco was restructured in the third quarter of 2002 because management had committed to a plan to redeploy, reorganize and streamline the workforce in San Francisco and relocate in 2003 to a more efficient and cost effective office location. At the time of the restructuring charge, the floor was being used in operations. All costs associated with this floor including rent expense, operating expenses and depreciation expense on leasehold improvements continued to be included as part of selling, general and administrative expenses in the Company’s statements of operations, with an expectation that all costs would continue to be included as part of selling, general and administrative expenses until the plan to vacate was implemented. The initial plan communicated to the workforce was scheduled to be implemented in January 2003, but was subsequently postponed due to some incremental projects won in December 2002 and January 2003. Many of the changes in workforce were implemented over the first two quarters of 2003 as the skill sets of those identified were not required to serve the new projects. Although the initial plan to vacate the facility was postponed, management continued to expect that in 2003 the floor would be vacated and the employees in the region would be relocated to more efficient and cost effective space. Although the Company allowed in its restructuring plan for a significant vacancy period due to the poor real estate market in San Francisco, the Company actively marketed the floor throughout 2003 with the intent of securing a subtenant to minimize the cash flow drain to the Company for paying rent on the new location while the old location remained vacant.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, in the fourth quarter of 2003 it became apparent that the original plan to vacate the floor was not likely to be carried out, as originally developed by management and approved by the Board of Directors, and that the floor should continue to be used in operations. This decision was made because certain client relationships expanded at a pace exceeding the Company’s initial budget estimates and expectations, improved business expectations with additional clients previously thought to be declining relationships, and the hiring in December of a new President for the San Francisco office.

During 2004, the Company recorded restructuring expenses totaling $1.2 million, consisting solely of workforce reduction and related costs. The Company reduced its workforce by approximately 50 people, primarily in its Boston office. This reduction was primarily in response to an announcement in July by AT&T Corp. that it would discontinue its marketing of local and long-distance telephone services to consumers.

During 2004, the Company continued to make progress towards eliminating its excess real estate obligations as it was able to terminate its lease agreement in London, terminate its lease agreement for one restructured floor in Boston and sublease previously restructured floors in other markets. In connection with the Modem Media acquisition, the Company acquired accrued restructuring of $16.9 million during the fourth quarter of 2004. Approximately $4.6 million of this amount is workforce related for payments of severance, which was recorded in connection with the acquisition and $12.3 million is related to Modem Media real estate obligations net of estimated sublease income, of which approximately $1.0 million was recorded in connection with the acquisition. Modem Media has excess office space in Norwalk, San Francisco and London. Approximately 80,000 square feet identified as excess remained available for sublease at December 31, 2004.

The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which the Company leases office space. These sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At December 31, 2004, the 300,000 square feet of identified excess office space has been subleased and approximately 80,000 square feet remains available for sublease.

At December 31, 2004, the Company’s restructuring accrual totaled $34.0 million. Approximately $3.9 million of this balance is workforce related for final payments of severance and will be fully utilized in 2005. The remaining $30.1 million is related to remaining real estate obligations net of sublease income. Approximately $10.8 million will be utilized in 2005 with the remaining utilized over the following six years. The Company believes the restructuring accrual is appropriate and adequate to cover remaining obligations.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of restructuring activity for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

	Workforce Reduction and Related Costs	Consolidation of Facilities	Total
Accrued restructuring at December 31, 2001	$3,707	$15,853	$19,560
Restructuring expenses 2002	3,311	43,803	47,114
Utilization 2002	(5,530)	(10,756)	(16,286)

Accrued restructuring at December 31, 2002	1,488	48,900	50,388
Restructuring expenses 2003	—	3,077	3,077
Restructuring income 2003	—	(7,186)	(7,186)
Utilization 2003	(1,076)	(15,895)	(16,971)

Accrued restructuring at December 31, 2003	412	28,896	29,308
Restructuring expenses 2004	1,220	—	1,220
Restructuring accrual acquired from Modem Media in 2004	4,592	12,265	16,857
Utilization 2004	(2,307)	(11,099)	(13,406)

Accrued restructuring at December 31, 2004	3,917	30,062	33,979

As a result of all restructuring activity, which commenced in the second quarter of 2001, the Company has reduced its workforce by approximately 750 employees across all business functions and regions.

For the years ended December 31, 2004 and 2003, cash expenditures related to restructuring activities were $12.4 million and $12.3 million, respectively, and the Company disposed of $1.0 million and $8.0 million, respectively, of leasehold improvements related to excess office space. As of December 31, 2004, total remaining cash expenditures related to restructuring activities were $34.0 million. Approximately $14.7 million in cash expenditures are expected in fiscal 2005, and the remaining cash expenditures of approximately $19.3 million, related to real estate rental obligations over the following seven years.

4. FIXED ASSETS

Fixed assets consist of the following (dollars in thousands):

	December 31,
	2004	2003
Furniture and fixtures	$12,322	$14,210
Computer equipment and software	23,601	41,286
Leasehold improvements	19,977	17,172
Construction in progress	1,540	—

	57,440	72,668
Less accumulated depreciation	(35,115)	(54,678)

	$22,325	$17,990

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was approximately $6,748,000, $8,887,000 and $11,974,000, respectively.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. GOODWILL

Goodwill consists of the following (dollars in thousands):

	December 31,
	2004	2003
Goodwill	$291,804	$171,726
Less accumulated amortization	(73,596)	(73,596)

	$218,208	$98,130

The Company recorded an incremental $120.1 million of goodwill for the year ended December 31, 2004 as a result of the acquisition of Modem Media, Inc. (see Note 2). The Company performed its annual impairment testing of goodwill in accordance with SFAS No. 142, and based upon the results of these tests, determined that the fair value exceeded the carrying amount resulting in no impairment to existing goodwill in 2004, 2003 or 2002.

6. OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (dollars in thousands):

	December 31,
	2004			2003
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer base	$28,000	$(583)	$27,417	$—	$—	$—
Trademark	6,700	—	6,700	—	—	—
Favorable leases	4,234	(4,234)	—	4,234	(3,529)	705

	$38,934	$(4,817)	$34,117	$4,234	$(3,529)	$705

The Company recorded an incremental $34.7 million of other intangible assets in the year ended December 31, 2004 as a result of the acquisition of Modem Media, Inc. (see Note 2). Amortization of other intangible assets was approximately $1,288,000 for the year ended December 31, 2004. Amortization of other intangible assets was approximately $706,000 for each of the years ended December 31, 2003 and 2002. Amortization expense for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is expected to be approximately $2,800,000 per year.

7. ACCRUED COMPENSATION

Accrued compensation consists of the following: (dollars in thousands)

	December 31,
	2004	2003
Accrued bonus	$13,422	$10,647
Accrued vacation	3,758	3,086
Other accrued compensation	6,630	5,677

	$23,810	$19,410

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DEBT

Credit Agreements

The existing credit facility originally dated July 25, 2000, allows the Company to borrow up to $20 million less any amounts committed under outstanding standby letters of credit. The credit facility expires in February 2006.

As of December 31, 2004, amounts borrowed under the revolving credit facility bear interest at either the Prime Rate or at a Eurocurrency Rate plus applicable margin of 3.0%. Additionally, the Company is required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit and a letter of credit fee of 3.0% of the face amount of letters of credit. The restrictive financial covenants include a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) level, a minimum net income level, a maximum ratio of total funded indebtedness to EBITDA, a minimum liquidity level, a minimum fixed charge coverage ratio, and a maximum annual capital expenditure level.

As of December 31, 2004, the Company was in compliance with all of its covenants. Borrowings under the credit facility are secured by substantially all the assets of the Company. At December 31, 2004, the Company had no borrowings under the revolving credit facility and approximately $11.7 million outstanding under standby letters of credit, leaving approximately $8.3 million available for future borrowings.

Notes Payable, Tenant Improvement Loans

Since 1995, the Company has received tenant improvement loans, which are required to be reimbursed to the landlord through November 2005. Interest expense recognized in relation to these notes amounted to $43,000, $70,000 and $94,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

In connection with the acquisition of Modem Media, we acquired debt of $0.4 million related to amounts advanced to Modem Media in November 2000 for leasehold improvements at Modem Media’s Norwalk, Connecticut office. Payments for these advances are to be made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these advances was $0.3 million as of December 31, 2004.

9. SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

In June 2002, the Board of Directors authorized the repurchase of up to $20 million of common stock under a common stock repurchase program which expired on December 12, 2003. In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005.

During the year ended December 31, 2004, the Company repurchased 1,089,000 shares of common stock at an average price of approximately $8.52 for an aggregate purchase price of approximately $9,280,000. During the year ended December 31, 2003, the Company did not repurchase any shares. During the year ended December 31, 2002, the Company repurchased 666,000 shares of common stock at an average price of approximately $3.04 for an aggregate purchase price of approximately $2,028,000. All shares repurchased were retired.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Business Acquisition

In October 2004, the Company completed the acquisition of Modem Media, Inc. In connection with the acquisition, the Company issued 19,244,308 shares of common stock at a price of $8.77 per share for an aggregate price of approximately $168.8 million. In addition, it recorded approximately $13.6 million of additional paid-in capital, which represented the fair value of vested stock options assumed in the acquisition (see Note 2).

10. STOCK-BASED COMPENSATION

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

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 1999, the Board of Directors adopted the 1999 Option Plan (the “1999 Plan”), which initially allowed for the grant of up to 13,592,700 options to purchase shares of common stock. All common stock shares underlying options granted under the 1999 Plan that are forfeited or cancelled are added to the shares of common stock available for issuance under the Digitas Inc. 2000 Stock Option and Incentive Plan.

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

Effective December 1999, the Board of Directors adopted the Digitas Inc. 2000 Stock Option and Incentive Plan (the “2000 Plan”). The 2000 Plan initially allowed for the grant of up to 7,718,200 options to purchase shares of common stock. In May 2001, the Company’s shareholders and Board of Directors approved an additional 15,000,000 options to purchase shares of common stock under the 2000 Plan. In addition, all common stock shares underlying non-rollover options granted under the 1998 Plan and options granted under the 1999 Plan that are cancelled or forfeited are added to the shares of common stock available for issuance under the 2000 Plan.

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

In connection with the acquisition of Modem Media in October 2004, each outstanding option to purchase Modem Media common stock was assumed by the Company and is exercisable into 0.70 shares of the Company’s common stock. The Company assumed the vesting schedules in place at the time of the acquisition, unless acceleration clauses were triggered by the acquisition. These assumed stock options generally terminate on the tenth anniversary of the original grant date. In addition, vested options may be exercised for specified periods after the termination of the optionee’s employment or other service relationship with the Company or its affiliates.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004, 11,316,925 shares of common stock were available for future grant and 35,598,063 shares of common stock were reserved for future issuance under the Company’s option plans.

The following table summarizes stock option activity under the Company’s option plans:

	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Options outstanding at beginning of period	24,942,294	$3.86	31,121,420	$3.55	32,602,534	$3.56
Options granted	2,639,778	9.40	1,730,846	4.84	2,439,310	4.16
Options assumed in acquisition	3,528,738	6.02	—	—	—	—
Options exercised	(5,628,330)	4.03	(6,535,632)	2.35	(2,060,985)	1.47
Options canceled	(1,201,342)	6.77	(1,374,340)	5.10	(1,859,439)	6.71

Options outstanding at end of period	24,281,138	$4.59	24,942,294	$3.86	31,121,420	$3.55

Weighted-average fair value of options granted during the year at fair market value		$5.16		$2.76		$2.38

The following table summarizes stock options under the Company’s option plans as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding at December 31, 2004	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Number exercisable at December 31, 2004	Weighted-average exercise price
$ 0.45–$ 2.19	5,571,211	4.1	$1.07	5,561,496	$1.07
$ 2.20–$ 3.10	6,881,561	5.1	2.70	6,406,315	2.67
$ 3.11–$ 4.95	3,322,066	7.2	4.23	2,508,892	4.32
$ 4.96–$ 8.75	6,066,885	6.3	7.45	4,644,910	7.30
$ 8.76–$12.50	1,983,695	9.1	10.08	169,007	10.43
$12.51–$16.88	275,700	5.5	16.03	275,700	16.03
$16.89–$24.00	180,020	5.5	18.61	180,020	18.61

$ 0.45–$24.00	24,281,138	5.8	$4.59	19,746,340	$3.91

During 2000 and 1999, the Company issued stock options to employees at exercise prices ranging from $2.52 to $8.75, which at the time of the grant were below the fair market value of the Company’s common stock. As a result of these option grants, the Company recorded deferred compensation expense, which represented the aggregate difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes for grants to employees. These amounts were recognized as compensation expense over the vesting period of the underlying stock options. The Company recorded compensation expense of $1.6 million (of which $0.2 million relates to Modem Media), $7.5 million and $8.4 million, respectively, during the years ended December 31, 2004, 2003 and 2002, related to these options.

In connection with the acquisition of Modem in October 2004, the Company assumed certain unvested stock options to purchase shares of the Company’s common stock. The aggregate intrinsic value assigned to future

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

service related to these options was approximately $0.8 million and is being amortized to stock-based compensation expense over the remaining vesting periods of the underlying stock options. The Company recorded compensation expense of approximately $0.2 million during the year ended December 31, 2004 related to these options.

Common Stock Warrants

During the year ended December 31, 1999, the Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $2.52 per share. Subsequently, during the same year, the Board of Directors authorized the Company to repurchase warrants to purchase 120,000 of these shares. The remaining warrants are fully exercisable and expire in January 2009.

Employee Stock Purchase Plan

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

11. INCOME TAXES.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The components of loss before income taxes and the provision for income taxes are as follows: (dollars in thousands)

	December 31,
	2004	2003	2002
Income (loss) before income taxes	$31,155	$17,076	$(40,100)
Provision for income taxes
Federal
Current	0	0	0
Deferred	0	0	0

Total federal	0	0	0
State
Current	(233)	(217)	(200)
Deferred	0	0	0

Total state	(233)	(217)	(200)

Provision for income taxes	$(233)	$(217)	$(200)

The reconciliation of income tax computed at statutory rates to the effective rate is as follows:

	December 31,
	2004	2003	2002
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.8	6.3	4.5
Permanent differences	0.2	(0.1)	(0.3)
Change in valuation allowance	(40.2)	(39.9)	(39.7)

Effective tax rate	0.8%	1.3%	(0.5)%

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to a significant portion of the deferred income tax assets (liabilities), net, are as follows: (dollars in thousands)

	December 31,
	2004	2003
Deferred tax assets:
Amortization of intangibles	$6,602	$16,489
Accrued expenses	10,910	8,893
Stock-based compensation	10,686	18,767
Allowance for doubtful accounts	423	352
Depreciation	1,237	1,066
Restructuring charge	10,680	9,772
Net operating loss carryforward	56,392	21,280

Total deferred tax assets	96,930	76,619
Deferred tax liability	(13,715)	—

Net deferred tax asset	83,215	76,619
Valuation allowance	(85,915)	(76,619)

Total	$(2,700)	$—

In assessing the ability to realize the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2004, a full valuation allowance was recorded because management currently believes that after considering the available evidence that it is more likely than not that these assets will not be realized. The net deferred tax liability of $2.7 million at December 31, 2004, is included in other long-term liabilities on the Company’s balance sheet. If the Company were able to realize these assets in the future, $8.1 million of the total valuation allowance would be allocated to goodwill as it relates to the acquisition of Modem Media, Inc, $22.0 million of the total valuation allowance would be allocated as a credit to stockholders’ equity as it relates to exercises of employee stock options and the remainder would be recognized as a reduction to income tax expense.

The Company’s stock options are considered non-qualified stock options under the Internal Revenue Code. The tax law allows the Company to receive a tax deduction for an amount equal to the ordinary income recognized by an employee upon exercise and the Company recognizes such deductions as reported on its tax return. The Company’s accounting policy is to utilize prior year net operating losses before consideration of current and prior years’ excess tax deductions for stock-based compensation. The Company expects to recognize $54.7 million in tax benefits on its 2004 federal tax return related to stock-based compensation tax deductions, of which $21.0 million and $33.6 million relate to 2004 and years prior to 2004, respectively. Since the Company has not been a taxpayer historically, the deferred tax assets related to these tax benefits are fully reserved within the Company’s valuation allowance. The amount of such benefits attributable to excess stock-based compensation deductions will be credited to additional paid-in capital when the other components of the Company’s net operating losses are fully realized.

At December 31, 2004, the Company has available federal and various state net operating loss carryforwards of approximately $141.1 million, which begin to expire in 2020. This amount includes approximately $27.0 million in net operating loss carryforwards incurred by Modem Media, Inc prior to the

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s acquisition in October 2004. The acquired loss carryforwards can be utilized to offset future taxable income, but are subject to certain annual limitations as a result of Internal Revenue Code Section 382. At December 31, 2004, a full valuation allowance has been recorded.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Based on the Company’s evaluation of current tax positions, the Company believes it has appropriately accrued for probable exposures.

The December 31, 2003 deferred tax assets have been grossed up to recognize the tax consequences associated with the increase to the net operating loss carryforward. These amounts are fully reserved and accordingly have no impact on the financial statements.

12. EMPLOYEE BENEFIT PLAN

Effective December 1999, the Board of Directors and shareholders adopted the 2000 Employee Savings Plan (the “2000 Savings Plan”). This plan provides for a discretionary Company match of employee contributions, up to 4%, subject to certain IRS restrictions. For the years ended December 31, 2004, 2003 and 2002, the Company incurred approximately $1.3 million, $1.1 million and $0.8 million, respectively, representing matching contributions and administrative expenses related to the 2000 Savings Plan.

13. SEGMENTS AND RELATED INFORMATION

The Company manages its business as one segment. Accordingly, the financial information disclosed in these financial statements represents the material financial information related to the Company’s single operating segment.

The Company attempts to limit its concentration of credit risk by securing clients with significant assets or liquidity. While the Company enters into written agreements with its clients, such contracts are typically terminable between 30 and 90 days notice. Management believes a loss of any one of its significant clients or any significant reduction in the use of its services by a major client could have a material adverse effect on the Company’s business, financial condition and results of operations. For example, in July, AT&T announced that it had decided to change its business focus and informed us of changes in its demand for our services. AT&T was our third largest client at that time, accounting for approximately $30.6 million and $27.8 million of our fee revenues in 2004 and 2003, respectively. Although we continue provide services to AT&T, we expect that fee revenues from AT&T will represent approximately $4 million to $6 million of our 2005 fee revenues. During the years ended December 31, 2004, 2003 and 2002, the Company’s top ten clients represent 78%, 80% and 78%, respectively, of the Company’s total fee revenue. The table below summarizes customers that individually comprise greater than 10% of the Company’s fee revenue.

	Customer
	A	B	C
2004	12%	23%	24%
2003	13%	19%	23%
2002	12%	18%	23%

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by geographic area are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	97%	98%	98%
United Kingdom	3%	2%	2%

There were no foreign-based long-lived assets at December 31, 2004 or 2003.

14. COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under noncancelable operating leases expiring at various dates through November 2017. Certain of the leases contain renewal options and escalation clauses. Portions of the Company’s space are sublet to other tenants under leases expiring during the next one to seven years. Rent expense, net of any contractual sublease income, amounted to approximately $11,854,000, $10,941,000, and $10,362,000 for the years ended December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company’s rent expense was partially offset by tenant income of approximately $0, $700,000, and $1,900,000, respectively. The future minimum rental payments required under operating leases as of December 31, 2004 are as follows: (dollars in thousands)

Minimum Operating Lease Payments
2005	$26,748
2006	21,128
2007	20,696
2008	20,314
2009	18,553
Thereafter	70,284

Total minimum rental payments required	$177,723

In April 2004, the Company entered into an agreement to lease approximately 200,000 square feet of office space in a new Boston facility. The space will serve as the Company’s new headquarters. The lease commences upon the earlier of December 1, 2005 or the date the Company occupies the space. The Company expects to commence construction of improvements to its new office space in March 2005. Regardless of when occupancy occurs, the Company is not required to commence rental payments until December 2005. The lease expires in November 2017. Total contractual obligations under the lease are $86.3 million, which are included in the table above. The Company’s current lease for approximately 275,000 square feet of office space in downtown Boston expires November 30, 2005.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum payments have not been reduced by minimum sublease income of $11.1 million due in the future under noncancelable subleases as follows: (dollars in thousands)

Sublease Income
2005	$3,337
2006	1,765
2007	1,822
2008	1,649
2009	1,652
Thereafter	892

Total sublease income due	$11,117

As of December 31, 2004, all minimum sublease income due in the future under noncancelable subleases is related to restructured facilities.

Operating Lease Guarantee

Prior to the acquisition, Modem Media held an equity method investment in CentrPort, Inc., one of its vendors. As of December 31, 2003, Modem Media had considered the investment to be fully impaired a recorded a charge to write the investment balance to zero. At the time of the acquisition, there was no balance related to the investment.

Modem Media is a guarantor for the office lease obligations of CentrPort, Inc. (“CentrPort”). As of December 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease were $4.8 million, subject to adjustment in accordance with the terms of the lease. The balance is scheduled to be reduced by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. In addition, upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. In the event that CentrPort were to default on its lease obligation, the Company would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate actions to be reimbursed for this liability.

Prior to our acquisition of Modem Media, Modem Media management had evaluated its potential obligation under the CentrPort lease guarantee and specifically considered the following factors in this regard: (a) CentrPort’s ability to reduce its cash burn rate and preserve cash on hand; (b) the probability that CentrPort would be sold within the near future; (c) the timing as to when CentrPort could potentially default on its lease; (d) the potential for CentrPort to raise additional funds; and (e) the potential for CentrPort to sell its remaining assets / customer base. They noted that in particular, CentrPort continued to be unable to obtain new sources of funding, its operating performance continued to deteriorate and cash on hand continued to decline. As a result, they concluded that an accrual of a loss contingency for the CentrPort lease guarantee was required in accordance with SFAS No. 5 “Accounting for Loss Contingencies,” which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable has been met. Accordingly, at the time of the acquisition, a $4.8 million liability had previously been recorded by Modem Media management related to this guarantee.

DIGITAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of our business. We believe we are not currently a party to any such claims or proceedings, which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Digitas Inc. is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Digitas Inc., several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of Digitas Inc.’s common stock since March 13, 2000, the date of the Offering. The plaintiffs allege, among other things, that Digitas Inc.’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Digitas Inc.’s stock price in the period after the Offering. The plaintiffs claimed violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against Digitas Inc.’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claims against Digitas Inc. were dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Digitas Inc., with respect to the remaining claims. If completed and if then approved by the court, the settlement would dismiss those claims against Digitas Inc. and is expected to result in no material liability to it. Digitas Inc. believes that the claims against it are without merit and, if they are not dismissed as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on Digitas Inc.’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Modem Media, Inc., or Modem, is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Beginning in August 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Modem, several of its officers and directors, and five underwriters of its initial public offering (the “Modem Offering”). The purported class actions are all brought on behalf of purchasers of Modem’s common stock since the date of the Modem Offering. The plaintiffs allege, among other things, that Modem’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Modem’s stock price in the period after the Modem Offering. The plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Modem. If completed and if then approved by the court, the settlement would dismiss the claims against Modem and the individual defendants and is expected to result in no material liability to Digitas Inc.. Digitas Inc. believes that the claims against Modem are without merit and, if they are not dismissed as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on Digitas Inc.’s financial position or its results of operations, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

16. SUBSEQUENT EVENTS

Shareholder Rights Plan

In January 2005, the Company adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s Common Stock.

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on January 26, 2005. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person commences a tender offer that would result in that person owning 15% or more of the common stock. If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 14, 2005.

DIGITAS INC.

Name	Capacity	Date
/s/ DAVID W. KENNY David W. Kenny	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 14, 2005

/s/ BRIAN K. ROBERTS Brian K. Roberts	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2005

/s/ GREGORY S. BAILAR Gregory S. Bailar	Director	March 14, 2005

/s/ MICHAEL E. BRONNER Michael E. Bronner	Director	March 14, 2005

/s/ ROBERT GLATZ Robert Glatz	Director	March 14, 2005

/s/ PHILIP U. HAMMARSKJOLD Philip U. Hammarskjold	Director	March 9, 2005

/s/ ARTHUR KERN Arthur Kern	Director	March 14, 2005

/s/ GAIL J. MCGOVERN Gail J. McGovern	Director	March 8, 2005

/s/ JOSEPH R. ZIMMEL Joseph R. Zimmel	Director	March 14, 2005

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Brian K. Roberts and Ernest W. Cloutier such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ DAVID W. KENNY David W. Kenny	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 14, 2005

/s/ BRIAN K. ROBERTS Brian K. Roberts	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2005

/s/ GREGOR S. BAILAR Gregor S. Bailar	Director	March 14, 2005

/s/ MICHAEL E. BRONNER Michael E. Bronner	Director	March 14, 2005

/s/ ROBERT GLATZ Robert Glatz	Director	March 14, 2005

/s/ PHILIP U. HAMMARSKJOLD Philip U. Hammarskjold	Director	March 9, 2005

/s/ ARTHUR KERN Arthur Kern	Director	March 14, 2005

/s/ GAIL J. MCGOVERN Gail J. McGovern	Director	March 8, 2005

/s/ JOSEPH R. ZIMMEL Joseph R. Zimmel	Director	March 14, 2005

DIGITAS

FINANCIAL STATEMENT SCHEDULE

Schedule II: Valuation and Qualifying Accounts

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Expense	Acquired Reserves	Write-offs	Balance at End of Period
Year ended December 31, 2002	$2,209	$—	$—	$1,265	$944
Year ended December 31, 2003	$944	$47	$—	$29	$962
Year ended December 31, 2004	$962	$—	$200	$109	$1,053

INDEX TO EXHIBITS

Exhibit No.	Exhibit Index Title	Method of Filing

2.1	Agreement and Plan of Merger between Bronner Slosberg Humphrey Co. and BSH Inc. dated December 19, 2001	Incorporated by reference to Exhibit 3.1 to the Annual Report of Form 10-K for the year ended December 31, 2001 (SEC File No. 000-29723)

2.2	Agreement and Plan of Merger, dated as of July 15, 2004, by and among Digitas Inc., a Delaware corporation, Digitas Acquisition Corp., a Delaware corporation and Modem Media, Inc., a Delaware corporation.	Incorporated by reference to Annex A to the Registration Statement on Form S-4 (SEC File No. 333-118151), as amended, as filed with the Securities and Exchange Commission

3.1	Amended and Restated Certificate of Incorporation of Digitas Inc.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

3.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Digitas Inc.	Incorporated by reference to Exhibit 3.1 to the Form 8-A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission

3.3	By-laws of Digitas Inc.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

4.1	Specimen certificate for shares of common stock, $.01 par value, of Digitas Inc.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

4.2	Shareholder Rights Agreement, dated January 25, 2005, between Digitas Inc. and American Stock Transfer & Trust Company, as Rights Agent	Incorporated by reference to Exhibit 4.1 to the Form 8-A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission

4.3	Description of the Company’s Rights to purchase shares of the Company’s Series A Junior Participating Cumulative Preferred Stock	Incorporated by reference to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 28, 2005

10.1	The Bronner Slosberg Humphrey Co. 1998 Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.2	The Bronner Slosberg Humphrey Co. 1999 Option Plan	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.3	Form of 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

Exhibit No.	Exhibit Index Title	Method of Filing

10.4	Modem Media.Poppe Tyson, Inc. Amended and Restated 1997 Stock Option Plan (as amended December 11, 1998)	Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (SEC File No. 333-68057), as amended, as filed with the Securities and Exchange Commission

10.5	Modem Media.Poppe Tyson, Inc. 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (SEC File No. 96483), as filed with the Securities and Exchange Commission

10.6	Modem Media 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (SEC File No. 46204), as filed with the Securities and Exchange Commission

10.7	Form of 2000 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.8	Form of Restricted Stock Award Agreement	Filed herewith

10.9	Lease Agreement, dated as of May 31, 1995, by and between The Prudential Insurance Company of America and Bronner Slosberg Humphrey Inc. (including amendment numbers 1-6, each dated as of May 31, 1995)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.10	Seventh Amendment to Lease, dated as of March 29, 1999, by and between BP Prucenter Acquisition, LLC and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.11	Eight Amendment to Lease, dated as of July 30, 1999, by and between BP Prucenter Acquisition, LLC and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.12	Agreement of Sublease, dated as of November 15, 1999, by and between Bill Communications, Inc. and Bronnercom, LLC	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.13	Sub-Sublease Agreement, dated as of June 5, 1998, by and between Strategic Interactive Group, Inc. and Allegiance Telecom, Inc. (including the termination of the Sub-Sublease Agreement, dated as of December 7, 1999)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.14	Sublease Agreement, dated as of August 21, 1997, by and among Tesseract Corporation; Strategic Interactive Group, Inc.; and Bronner Slosberg Humphrey Inc. (including the First Amendment, dated as of June 15, 1999)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

Exhibit No.	Exhibit Index Title	Method of Filing

10.15	Lease, dated as of April 21, 1998, between Norwalk Improvements LLC, a New York limited liability company, and TN Technologies, Inc., a Delaware corporation	Filed herewith

10.16	Amendment to Lease, dated as of November 6, 1998, by and between Norwalk Improvements, LLC, and New York limited liability company, and TN Technologies, Inc., a Delaware corporation	Filed herewith

10.17	Second Amendment to Lease, dated as of Feburary 11, 2000, by and between Norwalk Improvements, LLC, a New York limited liability company, and Modem Media.Poppe Tyson, Inc., a Delaware corporation	Filed herewith

10.18	Third Amendment to Lease, dated as of June 20, 2000, by and between Norwalk Improvements, LLC, a New York limited liability company, and Modem Media.Poppe Tyson, Inc., a Delaware corporation	Filed herewith

10.19	Lease relating to 183 Eversholt Street, London NW1, dated June 8, 2000, between Allied Dunbar Assurance PLC and Modem Media (UK) Limited	Filed herewith

10.20	Office building Lease, dated as of July 26, 1999, by and between CEP Investors XII LLC as landlord and Modem Media.Poppe Tyson, Inc. as tenant	Filed herewith

10.21	Master Security Agreement, dated September 27, 2000, by and among Digitas LLC and Fleet Capital Corporation	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.22	Amended and Restated Warrant Agreement, dated as of September 8, 2003, by and between Digitas Inc. and Highbridge International LLC	Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003

10.23	First Amendment to 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on April 3, 2001.

10.24	Employment Agreement, dated as of January 6, 1999, by and between David W. Kenny and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.25	First Amendment to Employment Agreement, dated as of January 6, 1999, by and between David Kenny and Bronner Slosberg Humphrey, LLC	Filed herewith

Exhibit No.	Exhibit Index Title	Method of Filing

10.26	Second Amendment to Employment Agreement, dated as of January 21, 2005, by and between David Kenny and Digitas LLC	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

10.27	Employment Agreement, dated as of June 22, 2001, between Digitas LLC and Brian Roberts	Filed herewith

10.28	First Amendment to Employment Agreement, dated as of January 21, 2005, between Digitas Inc. and Brian Roberts	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

10.29	Employment Agreement, dated as of July 20, 2004, between Digitas LLC and Ernest Cloutier	Filed herewith

10.30	Employment Agreement, dated as of April 1, 2002, between Digitas LLC and Anne Drapeau	Filed herewith

10.31	Employment Agreement, dated as of May 3, 1999, by and between Bronner Slosberg Humphrey, LLC and Laura Wicke Lang	Filed herewith

10.32	Amendment to Employment Agreement, dated May 3, 1999, between Laura Lang and Bronner Slosberg Humphrey, LLC	Filed herewith

10.33	Second Amendment to Employment Agreement, dated as of January 21, 2005, between Digitas LLC and Laura Lang	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

10.34	Employment Agreement, dated as of January 21, 2005, between Modem Media, Inc. and Martin Reidy	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

10.35	Advertising Agreement, dated as of January 19, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey	Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.36	General Agreement, dated as of April 12, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey	Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.37	Advertising Agreement, dated as of April 12, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey (including the Agreement Amendment, dated as of May 12, 1999)	Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.38	Advertising/Marketing Agreement, dated as of October 11, 1995, by and between AT&T Communications, Inc.-Business Communications Services and Bronner Slosberg Humphrey Inc. (including the Agreement Amendment dated as of November 27, 1995)	Incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

Exhibit No.	Exhibit Index Title	Method of Filing

10.39	Direct Marketing Agreement, dated as of July 24, 1997, by and between Cellular Telephone Company (d/b/a AT&T Wireless Services, Northeast Region) and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.40	Letter of Engagement, dated as of July 1, 1999, by and among AT&T Interactive Group, AT&T Corporation, and Strategic Interactive Group	Incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.41	Marketing & Advertising Services Agreement, dated as of January 1, 2000, by and between Bronnercom, LLC and General Motors Corporation	Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.42	Agreement 2000 Compensation, dated as of January 5, 2000, by and between General Motors Corporation, Oldsmobile Division and Bronnercom, LLC	Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.43	Advertising/Marketing Promotion Agency Agreement, dated as of October 1, 1997, by and between American Express Travel Related Services Company, Inc. and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.44	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.45	Ninth Amendment to Lease, dated as of February 24, 2000, by and between BP Prucenter Acquisition, LLC and Digitas LLC, formerly known as Bronnercom, LLC, formerly known as Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000

10.46	Tenth Amendment to Lease, dated as of April 20, 2000, by and between BP Prucenter Acquisition, LLC and Digitas LLC, formerly known as Bronnercom, LLC, formerly known as Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000

10.47	First Amendment to Office Lease, dated as of April 27, 2000, by and between Mosten Management Company, Inc. and Digitas LLC, formerly known as Bronnercom, LLC	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000

10.48	Copley Place Office Lease, dated as of March 3, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.49	First Amendment to Copley Place Office Lease, dated as of June 15, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

Exhibit No.	Exhibit Index Title	Method of Filing

10.50	Second Amendment to Copley Place Office Lease, dated as of October 6, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.51	Revolving Credit Agreement, dated as of July 25, 2000, by and among Digitas LLC (as borrower); The Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas, Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Co., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.52	Amendment to Digitas LLC Employee Savings Plan effective January 1, 2002	Incorporated by reference to Exhibit 3.1 to the Annual Report of Form 10-K for the year ended December 31, 2001

10.53	Amendment to Digitas LLC Employee Savings Plan effective May 1, 2001	Incorporated by reference to Exhibit 10.39 to the Annual Report of Form 10-K for the year ended December 31, 2001

10.54	Second Amendment to Revolving Credit Agreement, dated November 26, 2001, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Co., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.40 to the Annual Report of Form 10-K for the year ended December 31, 2001

10.55	Third Amendment to Revolving Credit Agreement, dated September 30, 2002, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002

10.56	Fourth Amendment to Revolving Credit Agreement, dated February 24, 2003, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.42 to the Annual Report of Form 10-K for the year ended December 31, 2002

10.57	Form of Executive Employment Agreement	Incorporated by reference to Exhibit 10.43 to the Annual Report of Form 10-K for the year ended December 31, 2002

10.58	The Digitas LLC Deferred Compensation Plan, dated as of January 1, 2003	Incorporated by reference to Exhibit 10.45 to the Annual Report of Form 10-K for the year ended December 31, 2002

Exhibit No.	Exhibit Index Title	Method of Filing

10.59	Fifth Amendment to Revolving Credit Agreement, dated as of September 12, 2003, by and among Digitas LLC (the “Borrower”) and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as Guarantors) and Fleet National Bank and the other lending institutions listed there in (collectively, the “Banks”) and Fleet National Bank (the “Agent”)	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003

10.60	Sixth Amendment to Revolving Credit Agreement, dated as of December 18, 2003, by and among Digitas LLC (the “Borrower”) and Digitas Inc., Bronner Slosberg Humphrey Inc., BSH Holding LLC and Digitas Security Corp. (as Guarantors) and Fleet National Bank and the other lending institutions listed there in (collectively, the “Banks”) and Fleet National Bank (the “Agent”)	Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 000-29723)

10.61	First Amendment to Revolving Credit Agreement, dated as of June 29, 2001, by and among Digitas LLC (the “Borrower”) and Digitas Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as Guarantors) and Fleet National Bank and the other lending institutions listed there in (collectively, the “Banks”) and Fleet National Bank (the “Agent”)	Filed herewith

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 000-29723)

21.1	Subsidiaries of Digitas Inc.	Filed herewith

23.1	Consent of Independent Auditors	Filed herewith

24.1	Powers of Attorney	Included on signature page hereto

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith