Form 10-Q
period 2005-03-31
DIGITAS INC
filed 2005-05-09
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of April 29, 2005 there were 89,210,366 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	3 Months Ended March 31,
	2005	2004
Revenue:
Fee revenue	$80,279	$60,105
Pass-through revenue	57,501	29,735

Total revenue	137,780	89,840

Operating expenses:
Professional services costs	46,266	34,890
Pass-through expenses	57,501	29,735
Selling, general and administrative expenses	23,588	17,089
Stock-based compensation*	83	441
Amortization of intangible assets	700	176

Total operating expenses	128,138	82,331

Income from operations	9,642	7,509

Other income (expense):
Interest income	1,138	140
Interest expense	(120)	(203)
Other miscellaneous income	28	1

Income before provision for income taxes	10,688	7,447
Provision for income taxes	331	17

Net income	$10,357	$7,430

Net income per share
Basic	$0.12	$0.12
Diluted	$0.11	$0.10

Weighted-average common shares outstanding
Basic	87,619	63,457
Diluted	96,441	73,962

*	Stock-based compensation relates to professional services costs for the three months ended March 31, 2005 and March 31, 2004.

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$137,810	$130,546
Short-term investments	44,017	46,999
Accounts receivable, net of allowance for doubtful accounts of $999 and $1,053 at March 31, 2005 and December 31, 2004, respectively	45,802	48,830
Accounts receivable, unbilled	29,041	9,772
Prepaid expenses and other current assets	2,775	8,052

Total current assets	259,445	244,199
Fixed assets, net	22,471	22,325
Goodwill, net	216,981	218,208
Other intangible assets, net	33,417	34,117
Other assets	5,409	5,328

Total assets	$537,723	$524,177

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,657	$14,028
Billings in excess of cost and estimated earnings on uncompleted contracts	36,703	48,828
Accrued expenses	11,754	11,864
Accrued compensation	28,892	23,810
Accrued restructuring	5,211	14,707
Current portion of long-term debt	281	363

Total current liabilities	117,498	113,600
Long-term debt, less current portion	210	219
Accrued restructuring, long-term	18,149	19,272
Other long-term liabilities	7,025	7,403

Total liabilities	142,882	140,494

Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 89,057,005 and 86,710,197 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	891	867
Additional paid-in capital	533,828	533,095
Accumulated deficit	(139,504)	(149,861)
Cumulative foreign currency translation adjustment	23	208
Deferred compensation	(397)	(626)

Total shareholders’ equity	394,841	383,683

Total liabilities and shareholders’ equity	$537,723	$524,177

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$10,357	$7,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,774	1,918
Stock-based compensation	83	441
Changes in operating assets and liabilities:
Accounts receivable	2,991	(979)
Accounts receivable, unbilled	(19,315)	(13,183)
Prepaid expenses and other current assets	5,256	(230)
Other assets	(129)	(163)
Accounts payable	20,645	4,415
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,089)	972
Accrued expenses	177	(284)
Accrued compensation	5,088	3,673
Accrued restructuring	(9,867)	(2,526)
Other long-term liabilities	(176)	314

Net cash provided by operating activities	5,795	1,798

Cash flows from investing activities:
Purchases of short-term investments	(117,544)	(144,651)
Sales and maturities of short–term investments	120,526	134,651
Purchase of fixed assets	(2,229)	(1,073)

Net cash provided by (used in) investing activities	753	(11,073)

Cash flows from financing activities:
Principal payments under capital lease obligations		—
Payment of note payable, tenant allowances	(91)	(68)
Proceeds from issuance of common stock	9,911	6,641
Repurchase of common stock, including transaction costs	(9,007)	—

Net cash provided by financing activities	813	6,573
Effect of exchange rate changes on cash and cash equivalents	(97)	1

Net increase (decrease) in cash and cash equivalents	7,264	(2,701)
Cash and cash equivalents, beginning of period	130,546	53,843

Cash and cash equivalents, end of period	$137,810	$51,142

Supplemental disclosure of cash flow information:
Cash paid for taxes	$218	$17
Cash paid for interest	89	102

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Digitas Inc. (the “Company”) in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for that period. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods presented. The results for these periods are not necessarily indicative of the results for any future reporting period, including the fiscal year. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from these estimates.

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

The Company reclassified its auction rate securities from cash and cash equivalents to short-term investments as of September 30, 2004 and for all prior periods. As of December 31, 2003, the Company held approximately $19.8 million of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations of the Company. The following table summarizes the balances as previously reported and as reclassified as of the period ending dates for each of the three quarters ending June 30, 2004 (dollars in thousands).

	As Reported	As Reclassified
	Cash and Cash Equivalents	Cash and Cash Equivalents	Short-term Investments
Jun 30, 2004	$93,794	$53,794	$40,000
Mar 31, 2004	80,942	51,142	29,800
Dec 31, 2003	73,643	53,843	19,800

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the guidance of APB Opinion No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. In April 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation for SFAS No. 123(R). The Company will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. Management is currently assessing the impact of the adoption of SFAS No. 123(R) on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

2.	BUSINESS ACQUISITION

On October 15, 2004, the Company acquired Modem Media, Inc. (“Modem”), a Norwalk, Connecticut based company that provides interactive marketing strategy services in a stock-for-stock transaction. Modem had approximately 250 employees and also had offices in London and San Francisco. The Company and Modem agreed to the transaction based on their belief that it would provide added value to their respective shareholders resulting from a combined entity with stronger long-term growth potential due to an increased scope of services, strengthened shared client relationships, a common strategic focus on delivering client value and operating synergies. The aggregate purchase price was approximately $182.4 million, which consists of 19,244,308 shares of the Company’s common stock with a value of $168.8 million, or $8.77 per share, and stock options assumed with a fair value of $13.6 million. In addition, the Company recorded merger-related transaction costs of $5.1 million. Each outstanding share of Modem common stock was exchanged for 0.70 shares of the Company’s common stock, and each outstanding option to purchase Modem common stock was assumed by the Company and is exercisable into the Company’s common stock at the same exchange ratio. Common stock issued as consideration for this transaction was valued at the average closing price on the two days before the announcement date through the two days after the announcement date of the acquisition. The results of Modem since October 15, 2004 have been included in the consolidated financial statements. Modem operates as a wholly-owned subsidiary of Digitas Inc. and is included as part of the Company’s only segment.

In connection with the acquisition, the Company recorded $154.8 million of goodwill and other intangible assets. The following table summarizes the preliminary purchase price allocation using estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of October 15, 2004 (in thousands)
Cash and cash equivalents	$27,176
Short-term investments	33,687
Current assets	75,821
Property and equipment	5,256
Goodwill	120,078
Other intangible assets	34,700
Other noncurrent assets	1,399

Total assets acquired	$237,254
Current liabilities	31,463
Other long-term liabilities	23,405

Total liabilities assumed	$54,868

Net assets acquired	$182,386

Of the $34.7 million of acquired intangible assets, $6.7 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $28.0 million was assigned to a customer base that is being amortized over the estimated useful life of ten years.

During the three months ended March 31, 2005, the Company recorded a purchase price adjustment of $1.2 million to reduce goodwill. Of the $1.2 million adjustment, $0.2 million represented a reversal of a portion of the liability recorded in connection with Modem’s guarantee of the CentrPort operating lease, $0.8 million related to a decrease in the restructuring accrual to reflect the remaining workforce and related costs expected to be paid and $0.2 million represented a reversal of a portion of other accruals recorded by Modem prior to its acquisition. The reversal of the $0.2 million related to the CentrPort lease obligation was in accordance with the terms of the lease. The $0.8 million reversal of the restructuring accrual related to a determination by management that the amount would not be paid and therefore was no longer needed.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of the goodwill for the three months ended March 31, 2005, consist of a $1.2 million reduction relating to a purchase price adjustment on the prior period acquisition (see Footnote 2).

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	March 31, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer base	$28,000	$(1,283)	$26,717	$28,000	$(583)	$27,417
Trademark	6,700	—	6,700	6,700	—	6,700
Favorable leases	4,234	(4,234)	—	4,234	(4,234)	—

	$38,934	$(5,517)	$33,417	$38,934	$(4,817)	$34,117

Amortization of other intangible assets was approximately $700,000 and $176,000 for the three months ended March 31, 2005 and 2004, respectively. Amortization expense for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is expected to be $2.8 million per year.

4.	NET INCOME PER SHARE

Basic and diluted earnings per share are computed in accordance SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

For the three months ended March 31, 2005 and 2004, the share numbers used in computing diluted earnings per share included the weighted-average number of common shares outstanding plus 8,822,000 and 10,504,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants.

5.	STOCK-BASED COMPENSATION

The Company applies the intrinsic method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its employee stock-based award plans. The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.”

Had compensation cost for the Company’s stock-based award plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and earnings per share for the three months ended March 31, 2005 and 2004, would have been as follows: (in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$10,357	$7,430
Plus: Stock-based compensation included in reported net income, net of tax	83	441
Less: Stock-based compensation expense under fair value method, net of tax	(1,706)	(2,507)

Pro forma net income	$8,734	$5,364

Basic net income per share, as reported	$0.12	$0.12
Diluted net income per share, as reported	$0.11	$0.10
Pro forma basic net income per share	$0.10	$0.08
Pro forma diluted net income per share	$0.09	$0.07

6.	COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$10,357	$7,430
Change in cumulative foreign currency translation adjustment	(185)	33

Comprehensive income	$10,172	$7,463

The components of other comprehensive income are cumulative foreign currency translation adjustments of $23,000 and $208,000 at March 31, 2005 and December 31, 2004, respectively.

7.	ACCRUED COMPENSATION

Accrued compensation consists of the following: (in thousands)

	March 31, 2005	December 31, 2004
Accrued bonus	$17,829	$13,422
Accrued vacation	4,023	3,758
Other accrued compensation	7,040	6,630

	$28,892	$23,810

8.	RESTRUCTURING AND RELATED CHARGES

During 2002, the Company recorded restructuring expenses totaling $47.1 million, consisting of $3.3 million for workforce reduction and related costs and $43.8 million for the consolidation of facilities and abandonment of related leasehold improvements. These charges were recorded to further align the Company’s cost structure with changing market conditions and to update estimates originally made in 2001 for current information.

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

During 2004, the Company continued to make progress towards eliminating its excess real estate obligations as it was able to terminate its lease agreement in London, terminate its lease agreement for one restructured floor in Boston and sublease previously restructured floors in other markets. In connection with the Modem acquisition, the Company acquired accrued restructuring of $16.9 million during the fourth quarter of 2004. Approximately $4.6 million of this amount was workforce related for payments of severance, which was recorded in connection with the acquisition, and $12.3 million was related to Modem real estate obligations net of estimated sublease income, of which approximately $1.0 million was recorded in connection with the acquisition. Modem has excess office space in Norwalk, San Francisco and London.

The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments as well as prevailing economic conditions in the real estate markets in which the Company leases office space. In the first quarter of 2005, the Company recorded an adjustment of $759,000 to decrease the restructuring accrual to reflect the remaining workforce and related costs expected to be paid. Sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At March 31, 2005, approximately 85,000 square feet of office space identified as excess space remained available for sublease.

At March 31, 2005, the Company’s restructuring accrual totaled $23.4 million. Approximately $1.2 million of this balance is related to final payments of severance obligations and will be substantially utilized in 2005. The remaining $22.2 million is related to remaining real estate obligations net of expected sublease income. The Company believes the restructuring accrual of $22.2 million is appropriate and adequate to cover these remaining obligations.

The following is a summary of restructuring activity since December 31, 2004 (dollars in thousands):

	Accrued Restructuring at December 31, 2004	Utilization 2005	Adjustments 2005	Accrued Restructuring at March 31, 2005
Workforce reduction and related costs	$3,917	$(2,009)	(759)	$1,149
Consolidation of facilities	30,062	(7,851)	—	22,211

Total	$33,979	$(9,860)	$(759)	$23,360

As a result of all restructuring activity, which commenced in the second quarter of 2001, the Company has reduced its workforce by approximately 750 employees across all business functions and regions.

For the three months ended March 31, 2005 and 2004, cash expenditures related to restructuring activities were $9.9 million and $2.5 million, respectively. As of March 31, 2005, total remaining cash expenditures related to restructuring activities were $23.4 million. Approximately $1.5 million in cash expenditures are expected in the second quarter of 2005, and the remaining cash expenditures of approximately $21.9 million, related mainly to real estate rental obligations, over the following 6 years.

9.	SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the

Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. In the three months ended March 31, 2005, the Company has repurchased 922,500 shares of common stock at an average price of approximately $9.71 per share, excluding commissions, for an aggregate purchase price of approximately $9,007,000. During the three months ended March 31, 2004, the Company did not repurchase any shares of common stock under this plan. Since the initiation of the repurchase program, the Company has repurchased 2,011,500 shares of common stock at an average price of approximately $9.07 per share, excluding commissions, for an aggregate purchase price of $18,287,000.

Shareholder Rights Plan

In January 2005, the Board of Directors of the Company adopted a Shareholder Rights Plan, as set forth in the Shareholder Rights Agreement between the Company and the rights agent, the purpose of which is, among other things, to enhance the Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock.

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on January 26, 2005. In addition, one Right will automatically attach to each share of common stock issued between January 26, 2005 and the distribution date. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person or group becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person or group commences a tender offer that would result in that person owning 15% or more of the common stock. If a person or group becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having a value of twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

10.	CONTINGENCIES

Operating Lease Guarantee

Prior to the acquisition of Modem, Modem held an equity method investment in CentrPort, Inc. (“CentrPort”), one of its vendors. As of December 31, 2003, Modem had considered the investment to be fully impaired and recorded a charge to write down the investment balance to zero. At the time of the acquisition, there was no balance related to the investment.

Modem is a guarantor for the office lease obligations of CentrPort. As of March 31, 2005 and December 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease were $4.6 million and $4.8 million, respectively, subject to adjustment in accordance with the terms of the lease. The balance is scheduled to be reduced by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. In addition, upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. In the event that CentrPort were to default on its lease obligation, the Company would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, the Company would take all appropriate actions to be reimbursed for this liability.

Prior to the acquisition of Modem, Modem’s management had evaluated its potential obligation under the CentrPort lease guarantee and specifically considered the following factors in this regard: (a) CentrPort’s ability to reduce its cash burn rate and preserve cash on hand; (b) the probability that CentrPort would be sold in the near future; (c) the timing as to when CentrPort could potentially default on its lease; (d) the potential for CentrPort to raise additional funds; and (e) the potential for CentrPort to sell its remaining assets / customer base. They noted that in particular, CentrPort continued to be unable to obtain new sources of funding, its operating performance continued to deteriorate and cash on hand continued to decline. As a result, they concluded that an accrual of a loss contingency for the CentrPort lease guarantee was required in accordance with SFAS No. 5 “Accounting for Loss Contingencies,” which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable. Accordingly, as of the time of the acquisition, a $4.8 million liability had previously been recorded by Modem related to this guarantee. At March 31, 2005, the liability balance was $4.6 million.

In April 2005, the Company became aware that CentrPort’s financial condition had further deteriorated and that it was unable to raise the additional cash necessary to continue its operations. During the week of April 18, 2005, the Company learned that CentrPort had undergone a significant layoff of employees. On May 3, 2005, the Company received a notice from CentrPort’s landlord that it had not received required rent payments from CentrPort for April or May. To the Company’s knowledge, CentrPort has not received notice that the landlord has classified these outstanding obligations as a default under the terms of the lease. The Company does not know whether CentrPort will meet its future payment obligations or whether Modem Media will be responsible for them. At March 31, 2005, the Company has a liability for the full balance of the guarantee of $4.6 million included in its balance sheet. The Company’s liability may be mitigated if the CentrPort space could be leased to a third party or if Modem Media and the landlord can reach a settlement on the payment obligations.

11.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of our business. The Company believes it is not currently a party to any such claims or proceedings, which, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations.

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

12.	SUBSEQUENT EVENT

Restricted Stock

On April 1, 2005, the Company granted 638,000 shares of restricted stock to employees in exchange for $0.01 per share. The intrinsic value of these shares was measured using the closing price of $9.94 on the date of grant. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The Company will record deferred compensation of $6.3 million related to these shares and recognize the compensation expense over the 3 year vesting period.

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

Because we derive substantially all of our revenue from the hourly billings of our employees, our utilization of those employees is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total number of billable hours worked by our billable employees during the measurement period by the number of hours available to be worked during that period. Utilization was 62% and 61% for the quarter ended March 31, 2005 and 2004, respectively. Historically, our largest relationships have the highest utilization rates, as we are more able to efficiently use resources to serve the client demand. As we are able to scale additional client relationships, utilization rates tend to increase.

On October 15, 2004, we acquired Modem Media, Inc., a Norwalk, Connecticut based company that provides interactive marketing strategy services in a stock-for-stock transaction. On the date of the acquisition, Modem Media had approximately 250 employees and maintained offices in London, San Francisco and Norwalk. The aggregate purchase price was approximately $182.4 million and was accounted for under the purchase method of accounting. Each outstanding share of Modem Media common stock was exchanged for 0.70 shares of Digitas Inc.’s common stock, and each outstanding option to purchase Modem Media common stock was assumed by Digitas Inc. and is exercisable into our common stock at the same exchange ratio. The results of Modem Media since October 15, 2004, are included in our consolidated financial statements. Modem operates as a wholly-owned subsidiary of Digitas Inc. and is included as part of our only segment.

In connection with the acquisition, we recorded $154.8 million of goodwill and other intangible assets. The following table summarizes the preliminary purchase price allocation using estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of October 15, 2004 (in thousands)
Cash and cash equivalents	$27,176
Short-term investments	33,687

Current assets	75,821
Property and equipment	5,256
Goodwill	120,078
Other intangible assets	34,700
Other noncurrent assets	1,399

Total assets acquired	$237,254
Current liabilities	31,463
Other long-term liabilities	23,405

Total liabilities assumed	$54,868

Net assets acquired	$182,386

Of the $34.7 million of acquired intangible assets, $6.7 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $28.0 million was assigned to a customer base that is being amortized over the estimated useful life of ten years.

During the three months ended March 31, 2005, we recorded a purchase price adjustment of $1.2 million to reduce goodwill. Of the $1.2 million adjustment, $0.2 million represented a reversal of a portion of the liability recorded in connection with Modem’s guarantee of the CentrPort operating lease, $0.8 million related to a decrease in the restructuring accrual to reflect the remaining workforce and related costs expected to be paid and $0.2 million represented a reversal of a portion of other accruals recorded by Modem prior to its acquisition. The reversal of the $0.2 million related to the CentrPort lease obligation was in accordance with the terms of the lease. The $0.8 million reversal of the restructuring accrual related to a determination by management that the amount would not be paid and therefore was no longer needed.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for

Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Under the guidance of APB Opinion No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. In April 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation for SFAS No. 123(R). We will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. We are currently assessing the impact of the adoption of SFAS No. 123(R) on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We review and update these estimates, including those related to revenue recognition, the allowance for doubtful accounts, goodwill and other intangible assets, stock-based compensation and restructuring, on an ongoing basis. We base our estimates on historical experience, and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and assumptions have remained substantially unchanged since December 31, 2004. For a detailed discussion of our critical accounting policies and estimates see our Annual Report on Form 10-K for the Year Ended December 31, 2004, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates.”

Results of Operations

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenue. Total revenue for the three months ended March 31, 2005 increased by $47.9 million, or 53.4%, to $137.8 million from $89.8 million for the same period of 2004. Total fee revenue for the three months ended March 31, 2005 increased by $20.2 million, or 33.6%, to $80.3 million from $60.1 million for the same period in 2004. Some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the three months ended March 31, 2005 and 2004, fee revenue included bonus revenue of $4.0 million and $5.2 million, respectively. The increase in fee revenue is primarily a result of increased demand for our services from clients and additional revenues generated by our acquisition of Modem Media in the fourth quarter of 2004, offset by the $1.2 million decrease in bonus revenue. The increase in total revenue includes an increase in pass-through revenue of $27.8 million, or 93.4%, from the three months ended March 31, 2004. The increase in pass-through revenue is primarily a result of an increase in media programs and production costs by our clients in the first quarter of 2005.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended March 31, 2005, our three largest clients, General Motors, American Express and Delta Air Lines, accounted for approximately 53% of our total fee revenue, or 27%, 21% and 5% of our total fee revenue, respectively. For the three months ended March 31, 2004, our three largest clients, American Express, General Motors and AT&T, accounted for approximately 61% of our total fee revenue, or 24%, 23% and 14% of our total fee revenue, respectively. In July 2004, AT&T announced that it would discontinue its marketing of local and long-distance telephone services to consumers. As a result of AT&T’s decision, AT&T notified us of its intent to terminate our services with respect to the marketing of local and long-distance telephone services to consumers. We continue to provide services to other business units within AT&T. AT&T, our third largest client at the time of their announcement accounted for approximately $2.0 million and $8.6 million of our fee revenues in the three months ended March 31, 2005 and 2004, respectively. While we anticipate that our clients, as a whole, will increase their expenditures for our marketing and enablement services throughout 2005, the loss or any significant reduction in the use of our services by a significant client could have a material adverse effect on our business, financial condition and results of operations.

Professional services costs. Professional services costs for the three months ended March 31, 2005 increased by $11.4 million, or 32.6%, to $46.3 million from $34.9 million in the same period of 2004. Professional services costs represented 58% of fee revenue in the three months ended March 31, 2005 and 2004. The increase in professional services costs was the result of the addition of over 300 billable employees since the first quarter of 2004, including employees from the acquisition of Modem Media in the fourth quarter of 2004 as well as continued hiring throughout 2004 and 2005 to meet increased client demand. We currently anticipate that professional services costs as a percentage of fee revenue will remain consistent or decrease slightly as a percentage of fee revenue for the remainder of 2005 as we achieve higher levels of utilization from our existing resources.

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses for the three months ended March 31, 2005 increased by $27.8 million, or 93.4%, to $57.5 million from $29.7 million in the same period of 2004. The increase in pass-through expenses was attributable to an increase in media programs and production costs for our clients. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2005 increased by $6.5 million, or 38.0%, to $23.6 million, from $17.1 million in the same period of 2004. The increase in selling, general and administrative expenses is comprised of $2.6 million in compensation primarily related to the addition of non-billable employees in connection with the acquisition of Modem in October 2004 and to executive bonuses, $2.3 million in rent and office expenses primarily related to our office space in Norwalk, London and San Francisco, as well as the recognition of rent expense beginning in March 2005 on our new office space in Boston which is expected to be occupied in December 2005, $0.3 million in additional depreciation and $0.5 million in placement and relocation expenses. As a percentage of fee revenue, selling, general and administrative expenses increased to 29% in the three months ended March 31, 2005 from 28% in the same period of 2004. We currently expect that for the remainder of 2005 selling, general and administrative expenses as a percentage of fee revenue will decrease slightly from the first quarter of 2005.

Stock-based compensation. Stock-based compensation, consisting of non-cash compensation, for the three months ended March 31, 2005 decreased by $0.3 million, or 81.2%, to $0.1 million from $0.4 million in the same period of 2004. The decrease is primarily due to a large number of options becoming fully expensed in the fourth quarter of 2004. As of March 31, 2005, we had not granted or repurchased any options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000. The remaining deferred compensation at March 31, 2005, relates to unvested options assumed in the acquisition of Modem Media and will continue to be expensed through 2007. We currently expect stock-based compensation to increase for the remainder of 2005 as a result of the 638,000 shares of restricted stock granted to employees on April 1, 2005. We measured the intrinsic value of the shares using the closing price of $9.94 of our common stock on the date of grant. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. We will recognize $6.3 million of deferred compensation as expense over the 3 year vesting period of the restricted stock.

Amortization of intangible assets. Amortization of intangible assets increased from $0.2 million in the three months ended March 31, 2004, to $0.7 million in the three months ended March 31, 2005. The increase is a result of the Modem Media acquisition in October 2004. In connection with the acquisition, we recorded an intangible asset of $28.0 million for the customer base acquired. This asset is being amortized over ten years.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options.

Cash and cash equivalents and working capital

Cash and cash equivalents increased from $130.5 million at December 31, 2004 to $137.8 million at March 31, 2005. Cash provided by operations for the three months ended March 31, 2005 was $5.8 million. Cash provided by operations was primarily the result of the timing of payments for payables and accrued compensation and of cash collections from customers offset by an increase in unbilled receivables and a decrease of billing in excess of costs at March 31, 2005, in addition to payments for restructuring activities. Included in accrued compensation as of March 31, 2005 are executive bonuses totaling $17.8 million, of which $13.4 million will be paid out in the three months ended June 30, 2005. Cash provided by investing activities for the three months ended March 31, 2005 was $0.8 million, consisting of net sales and maturities of short-term investments of $3.0 million, offset by $2.2 million of capital expenditures relating primarily to computer equipment purchases. Cash provided by financing activities for the three months ended March 31, 2005 was $0.8 million, consisting primarily of proceeds from the issuance of 3.3 million shares of common stock through the exercise of employee stock options and the sale of common stock through the employee stock purchase plan, offset by payments for the repurchase of common stock of $9.0 million.

Credit facility

Our existing credit facility originally dated July 25, 2000, allows us to borrow up to $20 million less any amounts committed under outstanding standby letters of credit. The credit facility expires in February 2006. As of March 31, 2005, we were in compliance with all of our covenants. Borrowings under the credit facility are secured by substantially all the assets of the Company. At March 31, 2005, we had no borrowings under our revolving credit facility and approximately $11.7 million outstanding under standby letters of credit, leaving approximately $8.3 million available for future borrowings.

Stock Repurchase Program

In November 2003, the Board of Directors authorized the repurchase of up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. In the three months ended March 31, 2005, we have repurchased 922,500 shares of common stock at an average price of approximately $9.71, excluding commissions, for an aggregate purchase price of approximately $9,007,000. During the three months ended March 31, 2004, we did not repurchase any shares of common stock under this plan. Since the initiation of the repurchase program, we have repurchased 2,011,500 shares of common stock at an average price of approximately $9.07, excluding commissions, for an aggregate purchase price of approximately $18,287,000.

Restructuring

We continue to evaluate our alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. At March 31, 2005, approximately 85,000 square feet identified as excess remained available for sublease. For the three months ended March 31, 2005, cash expenditures related to restructuring activities were $9.9 million. As of March 31, 2005, total remaining cash expenditures related to restructuring activities were $23.4 million. Approximately $1.5 million in cash expenditures are expected in the second quarter of 2005, and the remaining cash expenditures of approximately $21.9 million, related mainly to real estate rental obligations, over the following 6 years.

Other debt and commitments

The following table summarizes our contractual cash commitments as of March 31, 2005. (Note: interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in thousands)
	Total	2005	2006 - 2007	2008 - 2009	2010 and thereafter
Notes payable and tenant improvement loans	$491	$262	$153	$76	$—
Operating leases	171,003	20,058	41,795	38,867	70,283

Total gross obligations	171,494	20,320	41,948	38,943	70,283

Non-cancelable sublease income	(10,341)	(2,561)	(3,587)	(3,301)	(892)

Total net obligations	$161,153	$17,759	$38,361	$35,642	$69,391

As of March 31, 2005, all minimum sublease income due in the future under non-cancelable subleases is related to restructured facilities.

Operating leases. We lease office facilities and some of our office equipment under cancelable and noncancelable operating lease agreements expiring at various dates through 2017. In April 2004, we entered into an agreement to lease approximately 200,000 square feet of office space in downtown Boston. The space will serve as our new headquarters. The lease commences upon the earlier of December 1, 2005 or the date we occupy the space. We commenced construction of improvements to our new office space in March 2005. Regardless of when occupancy occurs, we are not required to commence rental payments until December 2005. The lease expires in November 2017. Total contractual obligations under the lease are $86.3 million, which are included in the table above. Rent payments due in the future for both operating and restructured office space are reflected in the cash obligations table above.

Notes payable and tenant improvement loans. Since 1995, we have received tenant allowances, which are required to be reimbursed to the landlord through 2005. In connection with the acquisition of Modem, we acquired debt of $0.4 million related to amounts advanced to Modem in November 2000 for leasehold improvements at the Company’s Norwalk, Connecticut office. Payments for these advances are being made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these advances and notes payable was $0.5 million as of March 31, 2005, which includes $0.2 million related to Digitas.

Operating lease guarantee. Prior to the acquisition of Modem Media, Modem Media held an equity method investment in CentrPort, Inc. (“CentrPort”), one of its vendors. As of December 31, 2003, Modem Media had considered the investment to be fully impaired and recorded a charge to write the investment balance to zero. At the time of the acquisition, there was no balance related to the investment.

Modem Media is a guarantor for the office lease obligations of CentrPort. As of March 31, 2005 and December 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease were $4.6 million and $4.8 million, respectively, subject to adjustment in accordance with the terms of the lease. The balance is scheduled to be reduced by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. In addition, upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate actions to be reimbursed for this liability.

Prior to the acquisition of Modem Media, Modem Media’s management had evaluated its potential obligation under the CentrPort lease guarantee and specifically considered the following factors in this regard: (a) CentrPort’s ability to reduce its cash burn rate and preserve cash on hand; (b) the probability that CentrPort would be sold in the near future; (c) the timing as to when CentrPort could potentially default on its lease; (d) the potential for CentrPort to raise additional funds; and (e) the potential for CentrPort to sell its remaining assets / customer base. They noted that in particular, CentrPort continued to be unable to obtain new sources of funding, its operating performance continued to deteriorate and cash on hand continued to decline. As a result, they concluded that an accrual of a loss contingency for the CentrPort lease guarantee was required in accordance with SFAS No. 5 “Accounting for Loss Contingencies,” which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable. Accordingly, as of the time of the acquisition, a $4.8 million liability had previously been recorded by Modem Media related to this guarantee. At March 31, 2005, the liability balance was $4.6 million.

In April 2005, we became aware that CentrPort’s financial condition had further deteriorated and that it was unable to raise the additional cash necessary to continue its operations. During the week of April 18, 2005, we learned that CentrPort had undergone a significant layoff of employees. On May 3, 2005, we received a notice from CentrPort’s landlord that it had not received required rent payments from CentrPort for April or May. To our knowledge, CentrPort has not received notice that the landlord has classified these outstanding obligations as a default under the terms of the lease. We do not know whether CentrPort will meet its future payment obligations or whether Modem Media will be responsible for them. At March 31, 2005, we have a liability for the full balance of the guarantee of $4.6 million included in its balance sheet. Our liability may be mitigated if the CentrPort space could be leased to a third party or if Modem Media and the landlord can reach a settlement on the payment obligations.

We expect that at current revenue projections, we will continue to generate cash from operations. We believe that cash from operations combined with current cash and cash equivalents and funds available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In some instances, you can identify forward-looking statements by the fact that we use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, any statements contained herein regarding expectations with respect to our future revenues, profitability, expenses (including professional services costs, selling, general and administrative expenses and stock-based compensation), utilization rates, working capital and capital expenditure requirements or our restructuring of real estate obligations are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Those factors include, without limitation, demand for our services (including the willingness and ability of our clients to maintain or expand their spending), overall economic and business conditions, our ability to sublease or renegotiate terms for our excess office space in the anticipated time frame, the ability of our sublease tenants to meet their obligations to us, resolution of ongoing litigation in which we are involved, continued uncertainty regarding an economic recovery, budgetary and spending decisions by our client base, competitive factors in the market, our Shareholder Rights Plan and our ability to effectively manage our size and our client relationships, among other factors. A further review of the risks and uncertainties potentially impacting our future performance can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that as of the end of the period covered by this report, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Change in Internal Controls

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our evaluation of and conclusion on the effectiveness of internal control over financial reporting at December 31, 2004, excluded Modem Media, a significant business, which we acquired on October 15, 2004. Our management’s report on internal control over financial reporting for fiscal 2005 will include Modem Media.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of our business. The Company believes it is not currently a party to any such claims or proceedings, which, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. In the three months ended March 31, 2005, the Company has repurchased 922,500 shares of common stock at an average price of approximately $9.71 per share, excluding commissions, for an aggregate purchase price of approximately $9,007,000. During the three months ended March 31, 2004, the Company did not repurchase any shares of common stock under this plan. Since the initiation of the repurchase program, the Company has repurchased 2,011,500 shares of common stock at an average price of approximately $9.07 per share, excluding commissions, for an aggregate purchase price of $18,287,000. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ended March 31, 2005:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2005 through January 31, 2005	—	$—	—	$60,720,000
February 1, 2005 through February 28, 2005	780,000	$9.74	780,000	$53,119,000
March 1, 2005 through March 31, 2005	142,500	$9.87	142,500	$51,713,000

Total	922,500	$9.76	922,500	$51,713,000

Item 6.	Exhibits

Exhibits

Exhibit No.	Exhibit Index Title	Method of Filing
3.1	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Digitas Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed on January 28, 2005

4.1	Shareholder Rights Agreement dated as January 25, 20005 between Digitas Inc. and American Stock Transfer & Trust Company, as Rights Agent	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed on January 28, 2005

10.1*	Second Amendment to Employment Agreement, dated January 21, 2005, by and between Digitas Inc. and David W. Kenny	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2005

10.2*	Second Amendment to Employment Agreement, dated January 21, 2005, by and between Digitas LLC and Laura Lang	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 24, 2005

10.3*	First Amendment to Employment Agreement, dated January 21, 2005, by and between Digitas Inc. and Brian Roberts	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 24, 2005
10.4*	Employment Agreement, dated January 21, 2005, by and between Modem Media, Inc. and Martin Reidy	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 24, 2005

10.5*	Employment Agreement dated as of February 17, 2005, by and between Digitas and Cella Irvine	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 18, 2005

10.6*	Form of Non-Qualified Stock Option Agreement	Filed herewith

31.1	Rule 13a-14(a) / 15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

*	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: May 9, 2005	/s/ DAVID W. KENNY
David W. Kenny
Director, Chairman and Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: May 9, 2005	/s/ BRIAN K. ROBERTS
Brian K. Roberts
Chief Financial Officer (Authorized Officer and Principal Executive Officer)