Form 10-K/A
period 2004-12-31
DIGITAS INC
filed 2005-05-27
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s Annual Meeting of Stockholders held on May 12, 2005 are incorporated by reference into Part III of this report to the extent described therein.

EXPLANATORY NOTE

Digitas Inc. is filing this Form 10-K/A solely to correct the Consent of Independent Auditors filed as Exhibit 23.1 to the company’s Annual Report on Form 10-K filed on March 15, 2005, by adding the clause: “Digitas Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Digitas, Inc.” and by correcting the heading of the document. That clause and the correct heading were contained in the manually signed consent dated March 15, 2005 that was received by Digitas Inc. on that date, but were inadvertently omitted from the electronic version filed with the Securities and Exchange Commission. No other changes are being made by means of this filing. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on May 27, 2005.

DIGITAS INC.

Name	Capacity	Date
/s/ David W. Kenny	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	May 27, 2005
David W. Kenny

/s/ Brian K. Roberts	Chief Financial Officer (principal financial officer and principal accounting officer)	May 27, 2005
Brian K. Roberts

*	Director	May 27, 2005
Gregory S. Bailar

*	Director	May 27, 2005
Michael E. Bronner

*	Director	May 27, 2005
Robert Glatz

*	Director	May 27, 2005
Philip U. Hammarskjold

*	Director	May 27, 2005
Arthur Kern

*	Director	May 27, 2005
Gail J. McGovern

*	Director	May 27, 2005
Joseph R. Zimmel

* By:	/s/ Ernest W. Cloutier	May 27, 2005
Name:	Ernest W. Cloutier
Title:	Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Exhibit Index Title	Method of Filing
2.1	Agreement and Plan of Merger between Bronner Slosberg Humphrey Co. and BSH Inc. dated December 19, 2001	Incorporated by reference to Exhibit 3.1 to the Annual Report of Form 10-K for the year ended December 31, 2001 (SEC File No. 000-29723)

2.2	Agreement and Plan of Merger, dated as of July 15, 2004, by and among Digitas Inc., a Delaware corporation, Digitas Acquisition Corp., a Delaware corporation and Modem Media, Inc., a Delaware corporation.	Incorporated by reference to Annex A to the Registration Statement on Form S-4 (SEC File No. 333-118151), as amended, as filed with the Securities and Exchange Commission

3.1	Amended and Restated Certificate of Incorporation of Digitas Inc.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

3.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Digitas Inc.	Incorporated by reference to Exhibit 3.1 to the Form 8-A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission

3.3	By-laws of Digitas Inc.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

4.1	Specimen certificate for shares of common stock, $.01 par value, of Digitas Inc.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

4.2	Shareholder Rights Agreement, dated January 25, 2005, between Digitas Inc. and American Stock Transfer & Trust Company, as Rights Agent	Incorporated by reference to Exhibit 4.1 to the Form 8-A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission

4.3	Description of the Company’s Rights to purchase shares of the Company’s Series A Junior Participating Cumulative Preferred Stock	Incorporated by reference to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 28, 2005

10.1	The Bronner Slosberg Humphrey Co. 1998 Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.2	The Bronner Slosberg Humphrey Co. 1999 Option Plan	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.3	Form of 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.4	Modem Media.Poppe Tyson, Inc. Amended and Restated 1997 Stock Option Plan (as amended December 11, 1998)	Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (SEC File No. 333-68057), as amended, as filed with the Securities and Exchange Commission

10.5	Modem Media.Poppe Tyson, Inc. 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (SEC File No. 96483), as filed with the Securities and Exchange Commission

10.6	Modem Media 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (SEC File No. 46204), as filed with the Securities and Exchange Commission

10.7	Form of 2000 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.8	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.9	Lease Agreement, dated as of May 31, 1995, by and between The Prudential Insurance Company of America and Bronner Slosberg Humphrey Inc. (including amendment numbers 1-6, each dated as of May 31, 1995)	Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.10	Seventh Amendment to Lease, dated as of March 29, 1999, by and between BP Prucenter Acquisition, LLC and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

Exhibit No.	Exhibit Index Title	Method of Filing
10.11	Eight Amendment to Lease, dated as of July 30, 1999, by and between BP Prucenter Acquisition, LLC and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.12	Agreement of Sublease, dated as of November 15, 1999, by and between Bill Communications, Inc. and Bronnercom, LLC	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.13	Sub-Sublease Agreement, dated as of June 5, 1998, by and between Strategic Interactive Group, Inc. and Allegiance Telecom, Inc. (including the termination of the Sub-Sublease Agreement, dated as of December 7, 1999)	Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.14	Sublease Agreement, dated as of August 21, 1997, by and among Tesseract Corporation; Strategic Interactive Group, Inc.; and Bronner Slosberg Humphrey Inc. (including the First Amendment, dated as of June 15, 1999)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.15	Lease, dated as of April 21, 1998, between Norwalk Improvements LLC, a New York limited liability company, and TN Technologies, Inc., a Delaware corporation	Incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.16	Amendment to Lease, dated as of November 6, 1998, by and between Norwalk Improvements, LLC, and New York limited liability company, and TN Technologies, Inc., a Delaware corporation	Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.17	Second Amendment to Lease, dated as of February 11, 2000, by and between Norwalk Improvements, LLC, a New York limited liability company, and Modem Media.Poppe Tyson, Inc., a Delaware corporation	Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.18	Third Amendment to Lease, dated as of June 20, 2000, by and between Norwalk Improvements, LLC, a New York limited liability company, and Modem Media.Poppe Tyson, Inc., a Delaware corporation	Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.19	Lease relating to 183 Eversholt Street, London NW1, dated June 8, 2000, between Allied Dunbar Assurance PLC and Modem Media (UK) Limited	Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.20	Office building Lease, dated as of July 26, 1999, by and between CEP Investors XII LLC as landlord and Modem Media.Poppe Tyson, Inc. as tenant	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.21	Master Security Agreement, dated September 27, 2000, by and among Digitas LLC and Fleet Capital Corporation	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2000

10.22	Amended and Restated Warrant Agreement, dated as of September 8, 2003, by and between Digitas Inc. and Highbridge International LLC	Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003

10.23	First Amendment to 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on April 3, 2001.

10.24	Employment Agreement, dated as of January 6, 1999, by and between David W. Kenny and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.25	First Amendment to Employment Agreement, dated as of January 6, 1999, by and between David Kenny and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.26	Second Amendment to Employment Agreement, dated as of January 21, 2005, by and between David Kenny and Digitas LLC	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

10.27	Employment Agreement, dated as of June 22, 2001, between Digitas LLC and Brian Roberts	Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.28	First Amendment to Employment Agreement, dated as of January 21, 2005, between Digitas Inc. and Brian Roberts	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

Exhibit No.	Exhibit Index Title	Method of Filing
10.29	Employment Agreement, dated as of July 20, 2004, between Digitas LLC and Ernest Cloutier	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.30	Employment Agreement, dated as of April 1, 2002, between Digitas LLC and Anne Drapeau	Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.31	Employment Agreement, dated as of May 3, 1999, by and between Bronner Slosberg Humphrey, LLC and Laura Wicke Lang	Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.32	Amendment to Employment Agreement, dated May 3, 1999, between Laura Lang and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

10.33	Second Amendment to Employment Agreement, dated as of January 21, 2005, between Digitas LLC and Laura Lang	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

10.34	Employment Agreement, dated as of January 21, 2005, between Modem Media, Inc. and Martin Reidy	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

10.35	Advertising Agreement, dated as of January 19, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey	Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.36	General Agreement, dated as of April 12, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey	Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.37	Advertising Agreement, dated as of April 12, 1999, by and between AT&T Corp. and Bronner Slosberg Humphrey (including the Agreement Amendment, dated as of May 12, 1999)	Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.38	Advertising/Marketing Agreement, dated as of October 11, 1995, by and between AT&T Communications, Inc.-Business Communications Services and Bronner Slosberg Humphrey Inc. (including the Agreement Amendment dated as of November 27, 1995)	Incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.39	Direct Marketing Agreement, dated as of July 24, 1997, by and between Cellular Telephone Company (d/b/a AT&T Wireless Services, Northeast Region) and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.40	Letter of Engagement, dated as of July 1, 1999, by and among AT&T Interactive Group, AT&T Corporation, and Strategic Interactive Group	Incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.41	Marketing & Advertising Services Agreement, dated as of January 1, 2000, by and between Bronnercom, LLC and General Motors Corporation	Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.42	Agreement 2000 Compensation, dated as of January 5, 2000, by and between General Motors Corporation, Oldsmobile Division and Bronnercom, LLC	Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.43	Advertising/Marketing Promotion Agency Agreement, dated as of October 1, 1997, by and between American Express Travel Related Services Company, Inc. and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.44	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.45	Ninth Amendment to Lease, dated as of February 24, 2000, by and between BP Prucenter Acquisition, LLC and Digitas LLC, formerly known as Bronnercom, LLC, formerly known as Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000

Exhibit No.	Exhibit Index Title	Method of Filing
10.46	Tenth Amendment to Lease, dated as of April 20, 2000, by and between BP Prucenter Acquisition, LLC and Digitas LLC, formerly known as Bronnercom, LLC, formerly known as Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000

10.47	First Amendment to Office Lease, dated as of April 27, 2000, by and between Mosten Management Company, Inc. and Digitas LLC, formerly known as Bronnercom, LLC	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000

10.48	Copley Place Office Lease, dated as of March 3, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.49	First Amendment to Copley Place Office Lease, dated as of June 15, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.50	Second Amendment to Copley Place Office Lease, dated as of October 6, 2000, by and between Copley Place Associates, LLC and Digitas LLC	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.51	Revolving Credit Agreement, dated as of July 25, 2000, by and among Digitas LLC (as borrower); The Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas, Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Co., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000

10.52	Amendment to Digitas LLC Employee Savings Plan effective January 1, 2002	Incorporated by reference to Exhibit 3.1 to the Annual Report of Form 10-K for the year ended December 31, 2001

10.53	Amendment to Digitas LLC Employee Savings Plan effective May 1, 2001	Incorporated by reference to Exhibit 10.39 to the Annual Report of Form 10-K for the year ended December 31, 2001

10.54	Second Amendment to Revolving Credit Agreement, dated November 26, 2001, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Co., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.40 to the Annual Report of Form 10-K for the year ended December 31, 2001

10.55	Third Amendment to Revolving Credit Agreement, dated September 30, 2002, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002

10.56	Fourth Amendment to Revolving Credit Agreement, dated February 24, 2003, by And among Digitas LLC (as borrower); the Lenders listed therein (as Lenders); Fleet National Bank (as agent); and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as guarantors)	Incorporated by reference to Exhibit 10.42 to the Annual Report of Form 10-K for the year ended December 31, 2002

10.57	Form of Executive Employment Agreement	Incorporated by reference to Exhibit 10.43 to the Annual Report of Form 10-K for the year ended December 31, 2002

10.58	The Digitas LLC Deferred Compensation Plan, dated as of January 1, 2003	Incorporated by reference to Exhibit 10.45 to the Annual Report of Form 10-K for the year ended December 31, 2002

10.59	Fifth Amendment to Revolving Credit Agreement, dated as of September 12, 2003, by and among Digitas LLC (the “Borrower”) and Digitas Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as Guarantors) and Fleet National Bank and the other lending institutions listed there in (collectively, the “Banks”) and Fleet National Bank (the “Agent”)	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003

10.60	Sixth Amendment to Revolving Credit Agreement, dated as of December 18, 2003, by and among Digitas LLC (the “Borrower”) and Digitas Inc., Bronner Slosberg Humphrey Inc., BSH Holding LLC and Digitas Security Corp. (as Guarantors) and Fleet National Bank and the other lending institutions listed there in (collectively, the “Banks”) and Fleet National Bank (the “Agent”)	Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 000-29723)

10.61	First Amendment to Revolving Credit Agreement, dated as of June 29, 2001, by and among Digitas LLC (the “Borrower”) and Digitas Inc., Vesuvio, Inc., Bronner Slosberg Humphrey Inc., and BSH Holding LLC (as Guarantors) and Fleet National Bank and the other lending institutions listed there in (collectively, the “Banks”) and Fleet National Bank (the “Agent”)	Incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

Exhibit No.	Exhibit Index Title	Method of Filing
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 000-29723)

21.1	Subsidiaries of Digitas Inc.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney	Incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (SEC File No. 000-29723)