Form 10-Q
period 2005-06-30
DIGITAS INC
filed 2005-08-09
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of July 29, 2005 there were 89,672,638 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Fee revenue	$87,566	$60,620	$167,845	$120,725
Pass-through revenue	46,772	35,650	104,273	65,385

Total revenue	134,338	96,270	272,118	186,110

Operating expenses:
Professional services costs	49,439	35,186	95,705	70,076
Pass-through expenses	46,772	35,650	104,273	65,385
Selling, general and administrative expenses	25,487	17,310	49,075	34,399
Stock-based compensation*	725	441	808	882
Amortization of intangible assets	700	177	1,400	353

Total operating expenses	123,123	88,764	251,261	171,095

Income from operations	11,215	7,506	20,857	15,015

Other income (expense):
Interest income	1,062	243	2,200	383
Interest expense	(146)	(67)	(266)	(270)
Other miscellaneous income (expense)	(1)	5	27	6

Income before provision for income taxes	12,130	7,687	22,818	15,134
Provision for income taxes	244	127	575	144

Net income	$11,886	$7,560	$22,243	$14,990

Net income per share
Basic	$0.13	$0.12	$0.25	$0.23
Diluted	$0.12	$0.10	$0.23	$0.20

Weighted-average common shares outstanding
Basic	89,433	64,995	88,870	64,455
Diluted	97,801	76,214	97,465	76,175
* Stock-based compensation relates to the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Professional services costs	$538	$441	$621	$882
Selling, general and administrative expenses	187	—	187	—

	$725	$441	$808	$882

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$143,720	$130,546
Short-term investments	30,305	46,999
Accounts receivable, net of allowance for doubtful accounts of $1,247 and $1,053 at June 30, 2005 and December 31, 2004, respectively	53,008	48,830
Accounts receivable, unbilled	27,206	9,772
Prepaid expenses and other current assets	5,078	8,052

Total current assets	259,317	244,199
Fixed assets, net	31,238	22,325
Goodwill, net	216,045	218,208
Other intangible assets, net	32,717	34,117
Other assets	5,305	5,328

Total assets	$544,622	$524,177

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$36,617	$14,028
Billings in excess of cost and estimated earnings on uncompleted contracts	42,057	48,828
Accrued compensation	20,831	23,810
Accrued restructuring	5,103	14,707
Accrued expenses and other current liabilities	9,814	9,921
Current portion of long-term debt	195	363

Total current liabilities	114,617	111,657
Long-term debt, less current portion	184	219
Accrued restructuring, long-term	15,229	19,272
Deferred rent, long-term	10,392	1,943
Other long-term liabilities	6,819	7,403

Total liabilities	147,241	140,494

Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 89,271,199 and 86,710,197 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	893	867
Additional paid-in capital	530,573	533,095
Accumulated deficit	(127,618)	(149,861)
Cumulative foreign currency translation adjustment	(231)	208
Deferred compensation	(6,236)	(626)

Total shareholders’ equity	397,381	383,683

Total liabilities and shareholders’ equity	$544,622	$524,177

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$22,243	$14,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,873	3,714
Stock-based compensation	808	882
Changes in operating assets and liabilities:
Accounts receivable	(4,319)	2,522
Accounts receivable, unbilled	(17,531)	(14,147)
Prepaid expenses and other current assets	2,923	(212)
Other assets	(84)	(373)
Accounts payable	22,631	7,509
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,659)	2,423
Accrued compensation	(2,967)	(3,687)
Accrued restructuring	(11,534)	(4,869)
Accrued expenses and other current liabilities	(1,980)	139
Deferred rent	8,449	194
Other long-term liabilities	1,696	326

Net cash provided by operating activities	19,549	9,411

Cash flows from investing activities:
Purchases of short-term investments	(206,569)	(341,952)
Sales and maturities of short-term investments	223,263	321,752
Purchases of fixed assets	(13,731)	(2,366)

Net cash provided by (used in) investing activities	2,963	(22,566)

Cash flows from financing activities:
Payment of note payable, tenant improvement loans	(203)	(137)
Proceeds from issuance of common stock	15,499	13,241
Repurchase of common stock, including transaction costs	(24,414)	—

Net cash provided by (used in) financing activities	(9,118)	13,104

Effect of exchange rate changes on cash and cash equivalents	(220)	2

Net increase (decrease) in cash and cash equivalents	13,174	(49)
Cash and cash equivalents, beginning of period	130,546	53,843

Cash and cash equivalents, end of period	$143,720	$53,794

Supplemental disclosure of cash flow information:
Cash paid for taxes	$402	$138
Cash paid for interest	176	225

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

	As Reported	As Reclassified
	Cash and Cash Equivalents	Cash and Cash Equivalents	Short-term Investments
June 30, 2004	$93,794	$53,794	$40,000
March 31, 2004	80,942	51,142	29,800
December 31, 2003	73,643	53,843	19,800

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

2. BUSINESS ACQUISITION

On October 15, 2004, the Company acquired Modem Media, Inc. (“Modem”), a Norwalk, Connecticut based company that provides interactive marketing strategy services in a stock-for-stock transaction. Modem had approximately 250 employees and also had offices in London and San Francisco. The Company and Modem agreed to the transaction based on their belief that it would provide added value to their respective shareholders resulting from a combined entity with stronger long-term growth potential due to an increased scope of services, strengthened shared client relationships, a common strategic focus on delivering client value and operating synergies. The aggregate purchase price was approximately $182.4 million, which consisted of 19,244,308 shares of the Company’s common stock with a value of $168.8 million, or $8.77 per share, and stock options assumed with a fair value of $13.6 million. In addition, the Company recorded merger-related transaction costs of $5.1 million. Each outstanding share of Modem common stock was exchanged for 0.70 shares of the Company’s common stock, and each outstanding option to purchase Modem common stock was assumed by the Company and is exercisable into the Company’s common stock at the same exchange ratio. Common stock issued as consideration for this transaction was valued at the average closing price on the two days before the announcement date through the two days after the announcement date of the acquisition. The results of Modem since October 15, 2004 have been included in the Company’s consolidated financial statements. Modem operates as a wholly-owned subsidiary of Digitas Inc. and is included as part of the Company’s only segment.

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

Of the $34.7 million of acquired intangible assets, $6.7 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $28.0 million was assigned to a customer base that is being amortized over its estimated useful life of ten years.

During the three months ended June 30, 2005, the Company recorded purchase price allocation adjustments of $0.9 million to reduce goodwill. During the six months ended June 30, 2005, the Company recorded purchase price allocation adjustments of $2.2 million to reduce goodwill. Of the $2.2 million of adjustments, $0.3 million represented a reversal of a portion of the liability recorded in connection with Modem’s guarantee of the CentrPort operating lease (see Footnote 10 for further description), $0.8 million related to a decrease in the restructuring accrual to reflect the remaining workforce and related costs expected to be paid and $1.2 million related to the reversal of a portion of the restructuring accrual to account for a sublease entered into during the second quarter of 2005, offset by $0.1 million of additional accruals recorded for pre-acquisition liabilities. The reversal of the $0.3 million related to the CentrPort lease obligation was in accordance with the terms of the lease. The $0.8 million reversal of the workforce-related restructuring accrual related to a determination by management that the amount would not be paid and therefore was no longer needed. Each of these adjustments relate to accruals acquired in the Modem acquisition.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of the goodwill for the six months ended June 30, 2005, consist of a $2.2 million reduction relating to purchase price allocation adjustments on the Modem acquisition (see Footnote 2).

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	June 30, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer base	$28,000	$(1,983)	$26,017	$28,000	$(583)	$27,417
Trademark	6,700	—	6,700	6,700	—	6,700
Favorable leases	4,234	(4,234)	—	4,234	(4,234)	—

	$38,934	$(6,217)	$32,717	$38,934	$(4,817)	$34,117

Amortization of other intangible assets was approximately $0.7 million and $0.2 million for the three months ended June 30, 2005 and 2004, respectively. Amortization of other intangible assets was approximately $1.4 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively. Amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is expected to be $2.8 million per year.

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

For the three months ended June 30, 2005 and 2004, the share numbers used in computing diluted earnings per share included the weighted-average number of common shares outstanding plus 8,368,000 and 11,219,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants. For the six months ended June 30, 2005 and 2004, the share numbers used in computing diluted earnings per share included the weighted-average number of common shares outstanding plus 8,595,000 and 11,720,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants.

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

Had compensation cost for the Company’s stock-based award plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and earnings per share for the three and six months ended June 30, 2005 and 2004, would have been as follows: (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$11,886	$7,560	$22,243	$14,990
Plus: Stock-based compensation included in reported net income, net of tax	725	441	808	882
Less: Stock-based compensation expense under fair value method, net of tax	(2,156)	(2,271)	(3,862)	(4,778)

Pro forma net income	$10,455	$5,730	$19,189	$11,094

Basic net income per share, as reported	$0.13	$0.12	$0.25	$0.23
Diluted net income per share, as reported	$0.12	$0.10	$0.23	$0.20
Pro forma basic net income per share	$0.12	$0.09	$0.22	$0.17
Pro forma diluted net income per share	$0.11	$0.08	$0.20	$0.15

6. COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$11,886	$7,560	$22,243	$14,990
Change in cumulative foreign currency translation adjustment	(254)	(4)	(439)	29

Comprehensive income	$11,632	$7,556	$21,804	$15,019

The components of accumulated other comprehensive income are cumulative foreign currency translation adjustments of $(231,000) and $208,000 at June 30, 2005 and December 31, 2004, respectively.

7. ACCRUED COMPENSATION

Accrued compensation consists of the following: (in thousands)

	June 30, 2005	December 31, 2004
Accrued bonus	$8,700	$13,422
Accrued vacation	4,190	3,758
Deferred compensation	4,456	3,741
Other accrued compensation	3,485	2,889

	$20,831	$23,810

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

During 2003, the Company made significant progress towards eliminating its excess real estate, resulting in the recognition of $4.1 million of restructuring income related to the reversal of restructuring expense initially recorded in 2001 and 2002. The restructuring expense was reversed because of savings of $7.2 million from higher sublease income than anticipated in the Company’s original estimates. The $7.2 million in savings was offset by revisions in estimates of future sublease rates and terms for remaining leases resulting in an increase in expected future obligations of $3.1 million.

During 2004, the Company recorded restructuring expenses totaling $1.2 million, consisting solely of workforce reduction and related costs. The Company reduced its workforce by approximately 50 people, primarily in its Boston office. This reduction was primarily in response to an announcement in July 2004 by AT&T Corp. that it would discontinue its marketing of local and long-distance telephone services to consumers.

During 2004, the Company continued to make progress towards eliminating its excess real estate obligations as it was able to terminate its lease agreement in London, terminate its lease agreement for one restructured floor in Boston and sublease previously restructured floors in other markets. In connection with the Modem acquisition, the Company acquired accrued restructuring balances of $16.9 million during the fourth quarter of 2004. Approximately $4.6 million of this amount was workforce related for payments of severance, which was recorded in connection with the acquisition, and $12.3 million was related to Modem real estate obligations, net of estimated sublease income, of which approximately $1.0 million was recorded in connection with the acquisition. Modem has excess office space in Norwalk, San Francisco and London.

The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments as well as prevailing economic conditions in the real estate markets in which the Company leases office space. In the first quarter of 2005, the Company recorded an adjustment to the purchase price allocation for the Modem acquisition of $759,000 to decrease the acquired restructuring accrual to reflect the remaining workforce and related costs expected to be paid.

During the second quarter of 2005, the Company recorded additional restructuring activity related to new developments and conditions in the real estate markets. The Company recorded restructuring expense totaling $3.0 million related to additional space identified in the San Francisco and Norwalk offices. The facility charge represents an estimate of future obligations under the terms of the leases for the excess space less anticipated income from subleasing activities. The floor in San Francisco was included in the restructuring accrual in the second quarter as a result of the consolidation of the Company’s local offices subsequent to the Modem acquisition. The Company entered into a sublease agreement for two of the floors in the Norwalk office during the second quarter of 2005 and reduced the accrual by $1.4 million to reflect the sublease income expected under the terms of the sublease. Of the $1.4 million adjustment, approximately $0.2 million was recorded as a portion of the reduction in restructuring expense discussed above, and $1.2 million was a reduction to goodwill as the initial restructuring activity was recorded in connection with purchase accounting. In addition, the Company determined that one floor in its New York office, which was initially included in the restructuring accrual in 2001, should be returned to operations due to changes in business needs which became apparent in the second quarter of 2005. The decision was made because of the relocation of a former Modem Media client to the New York office in addition to other growth in the office. The remaining liability of $3.0 million was removed from the accrual and reflected as a decrease in restructuring expense.

Sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At June 30, 2005, approximately 48,000 square feet of office space identified as excess space remained available for sublease.

At June 30, 2005, the Company’s restructuring accrual totaled $20.3 million. Approximately $0.8 million of this balance is related to final payments of severance obligations and will be substantially utilized in 2005. The remaining $19.5 million is related to remaining real estate obligations net of expected sublease income. The Company believes the restructuring accrual of $20.3 million is adequate to cover these remaining obligations.

The following is a summary of restructuring activity since December 31, 2004 (dollars in thousands):

	Accrued Restructuring at December 31, 2004	Utilization 2005	Adjustments 2005	Accrued Restructuring at June 30, 2005
Workforce reduction and related costs	$3,917	$(2,560)	$(592)	$765
Consolidation of facilities	30,062	(9,030)	(1,465)	19,567

Total	$33,979	$(11,590)	$(2,057)	$20,332

For the three months ended June 30, 2005 and 2004, cash expenditures related to restructuring activities were $1.7 million and $2.4 million, respectively. For the six months ended June 30, 2005 and 2004, cash expenditures related to restructuring activities were $11.6 million and $4.9 million, respectively. As of June 30, 2005, total remaining cash expenditures related to restructuring activities were $20.3 million. Approximately $1.2 million in cash expenditures are expected in the third quarter of 2005, and the remaining cash expenditures of approximately $19.1 million, related mainly to real estate rental obligations, over the following 6 years.

9. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. In the three months ended June 30, 2005, the Company repurchased 1,472,000 shares of common stock at an average price of approximately $10.42 per share, excluding commissions, for an aggregate purchase price of approximately $15.4 million. In the six months ended June 30, 2005, the Company repurchased 2,394,500 shares of common stock at an average price of approximately $10.15 per share, excluding commissions, for an aggregate purchase price of approximately $24.4 million. During the three and six months ended June 30, 2004, the Company did not repurchase any shares of common stock under this plan. Since the initiation of the repurchase program, the Company has repurchased 3,483,500 shares of common stock at an average price of approximately $9.62 per share, excluding commissions, for an aggregate purchase price of $33.7 million.

Restricted Stock

During the second quarter of 2005, the Company granted 687,410 shares of restricted stock to employees and members of the Board of Directors in exchange for $0.01 per share. The intrinsic value of these shares was measured using the closing price on the date of grant. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The Company recorded deferred compensation of $6.9 million related to these restricted shares and will recognize the compensation expense over the 3 year vesting period. Approximately $648,000 of compensation expense related to the restricted stock was recognized in the three months ended June 30, 2005.

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

Modem is a guarantor for an office lease obligation of CentrPort. As of June 30, 2005 and December 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease were $4.4 million and $4.8 million, respectively, subject to adjustment in accordance with the terms of the lease. The balance is scheduled to be reduced by approximately $0.8 million per year through June 30, 2010. In the event that CentrPort were to default on its lease obligation, the Company will be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, the Company will take all appropriate actions to be reimbursed for this liability.

Prior to the acquisition of Modem, Modem’s management had evaluated its potential obligation under the CentrPort lease guarantee and specifically considered the following factors in this regard: (a) CentrPort’s ability to reduce its cash burn rate and preserve cash on hand; (b) the probability that CentrPort would be sold in the near future; (c) the timing as to when CentrPort could potentially default on its lease; (d) the potential for CentrPort to raise additional funds; and (e) the potential for CentrPort to sell its remaining assets / customer base. They noted that in particular, CentrPort continued to be unable to obtain new sources of funding, its operating performance continued to deteriorate and cash on hand continued to decline. As a result, they concluded that an accrual of a loss contingency for the CentrPort lease guarantee was required in accordance with SFAS No. 5 “Accounting for Loss Contingencies,” which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable. Accordingly, as of the time of the acquisition, a $4.8 million liability had previously been recorded by Modem related to this guarantee. At June 30, 2005, the liability balance was $4.4 million.

In the second quarter of 2005, the Company became aware that CentrPort’s financial condition had further deteriorated and that it’s board of directors had approved an assignment for the benefit of creditors, assigning all of CentrPort’s assets to a receiver (the “Receiver”) and appointing the Receiver to sell or otherwise dispose of CentrPort’s assets for the benefit of its creditors. Also in the second quarter of 2005, the Company received a notice from CentrPort’s landlord that it had not received all required rent payments from CentrPort. During the quarter ended June 30, 2005, the Company paid $64,000 on behalf of CentrPort for a portion of its lease obligations for the second quarter of 2005. The Company expects that neither CentrPort nor the Receiver will meet CentrPort’s full obligations under the lease. Accordingly, Modem will be responsible to pay any portion of the remaining lease obligation which is not paid by CentrPort or the Receiver. At June 30, 2005, the Company has a liability for the full balance of the guarantee of $4.4 million included in its balance sheet. The Company’s liability will be offset by its portion of the proceeds received from the Receiver for the sale of CentrPort’s assets and may be further mitigated if the CentrPort space could be leased to a third party or if Modem Media and the landlord can reach a settlement on the payment obligations.

11. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of its business. The Company believes it is not currently a party to any such claims or proceedings, which, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations.

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

We derive substantially all of our fee revenue from the performance of professional services. We recognize revenue earned under time and materials contracts as services are provided based upon hours worked and agreed-upon hourly rates. We recognize revenue earned under fixed-price contracts, such as consulting arrangements, using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date. Some contracts contain provisions for performance incentives. That contingent revenue is recognized in the period in which the contingency is resolved.

Because we derive substantially all of our revenue from the hourly billings of our employees, our utilization of those employees is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total number of billable hours worked by our billable employees during the measurement period by the number of hours available to be worked during that period. Utilization was 64% and 65% for the quarter ended June 30, 2005 and 2004, respectively. Historically, our largest relationships have the highest utilization rates, as we are able to more efficiently use resources to serve the client demand. As we are able to scale additional client relationships, utilization rates should increase.

On October 15, 2004, we acquired Modem Media, Inc. (“Modem”), a Norwalk, Connecticut based company that provides interactive marketing strategy services in a stock-for-stock transaction. On the date of the acquisition, Modem had approximately 250 employees and maintained offices in London, San Francisco and Norwalk. The aggregate purchase price was approximately $182.4 million and was accounted for under the purchase method of accounting. Each outstanding share of Modem common stock was exchanged for 0.70 shares of Digitas Inc.’s common stock, and each outstanding option to purchase Modem common stock was assumed by Digitas Inc. and is exercisable into our common stock at the same exchange ratio. The results of Modem since October 15, 2004, are included in our consolidated financial statements. Modem operates as a wholly-owned subsidiary of Digitas Inc. and is included as part of our only segment.

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

Of the $34.7 million of acquired intangible assets, $6.7 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $28.0 million was assigned to a customer base that is being amortized over its estimated useful life of ten years.

During the three months ended June 30, 2005, the Company recorded purchase price allocation adjustments of $0.9 million to reduce goodwill. During the six months ended June 30, 2005, the Company recorded purchase price allocation adjustments of $2.2 million to reduce goodwill. Of the $2.2 million of adjustments, $0.3 million represented a reversal of a portion of the liability recorded in connection with Modem’s guarantee of the CentrPort operating lease, $0.8 million related to a decrease in the restructuring accrual to reflect the remaining workforce and related costs expected to be paid and $1.2 million related to the reversal of a portion of the restructuring accrual to account for a sublease entered into during the second quarter of 2005, offset by $0.1 million of additional accruals recorded for pre-acquisition liabilities. The reversal of the $0.3 million related to the CentrPort lease obligation was in accordance with the terms of the lease. The $0.8 million reversal of the workforce-related restructuring accrual related to a determination by management that the amount would not be paid and therefore was no longer needed. Each of these adjustments relate to accruals acquired in the Modem acquisition.

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

Deferred Rent

Deferred rent consists of step rent and tenant improvement allowances from landlords related to the Company’s operating leases for its facilities. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. The amount of the difference is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord as part of the negotiated terms of the lease. These cash payments are recorded as a deferred credit from landlords that is amortized into income (through lower rent expense) over the term (including the build-out period) of the applicable lease.

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Revenue. Total revenue for the three months ended June 30, 2005 increased by $38.1 million, or 40%, to $134.3 million from $96.3 million for the same period of 2004. Total fee revenue for the three months ended June 30, 2005 increased by $26.9 million, or 44%, to $87.6 million from $60.6 million for the same period in 2004. Some of our contracts include a contingent annual bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the three months ended June 30, 2005 and 2004, fee revenue included bonus revenue of $5.9 million and $0.2 million, respectively. The increases in total revenue and fee revenue are primarily due to the acquisition of Modem Media in October 2004, the increase in bonus revenue, as well as an increase in demand for our services. These increases were partially offset by a decline in revenue from one of our significant customers, AT&T, which is described further below. The increase in total revenue includes an increase in pass-through revenue of $11.1 million, or 31%, from the three months ended June 30, 2004. The increase in pass-through revenue is primarily due to an increase in media programs and production costs by our clients.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended June 30, 2005, our three largest clients, American Express, General Motors and Delta Air Lines, accounted for approximately 56% of our total fee revenue, or 31%, 20% and 5% of our total fee revenue, respectively. For the three months ended June 30, 2004, our three largest clients, General Motors, American Express and AT&T, accounted for approximately 60% of our total fee revenue, or 24%, 21% and 15% of our total fee revenue, respectively. In July 2004, AT&T announced that it would discontinue its marketing of local and long-distance telephone services to consumers. As a result of AT&T’s decision, AT&T notified us of its intent to terminate our services with respect to the marketing of local and long-distance telephone services to consumers. We continue to provide services to other business units within AT&T.

Professional services costs. Professional services costs for the three months ended June 30, 2005 increased by $14.3 million, or 41%, to $49.4 million from $35.2 million in the same period of 2004. Professional services costs represented 56% of fee revenue in the three months ended June 30, 2005 compared to 58% in the three months ended June 30, 2004. The increase in professional services costs was the result of the addition of over 300 billable employees since the second quarter of 2004, including employees from the acquisition of Modem Media in the fourth quarter of 2004 as well as continued hiring throughout 2004 and 2005 to meet increased client demand. Professional services costs as a percentage of fee revenue decreased slightly due to the increase in fee revenue. We currently anticipate that professional services costs as a percentage of fee revenue will remain consistent with the second quarter of 2005 for the remainder of 2005.

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses for the three months ended June 30, 2005 increased by $11.1 million, or 31%, to $46.8 million from $35.7 million in the same period of 2004. The increase in pass-through expenses was attributable to increased media programs and production costs for our clients during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.2 million, or 47%, to $25.5 million for the three months ended June 30, 2005, from $17.3 million in the same period of 2004. The increase in selling, general and administrative expenses is comprised of $1.9 million in compensation primarily related to the addition of non-billable employees in connection with the acquisition of Modem in October 2004 and to executive bonuses, $3.6 million in rent and office expenses primarily related to Modem’s office space in Norwalk, London and San Francisco, as well as the recognition of rent expense beginning in March 2005 on our new office space in Boston which is expected to be occupied in October 2005. In addition, depreciation expense increased by $0.8 million and employee placement fees and relocation expenses increased by $0.8 million as compared to the same period last year. Selling, general and administrative expenses remained consistent as a percentage of fee revenue at 29% in the three months ended June 30, 2005 and 2004. We currently expect that for the remainder of 2005 selling, general and administrative expenses as a percentage of fee revenue will remain consistent with the second quarter of 2005.

Stock-based compensation. Stock-based compensation for the three months ended June 30, 2005 increased by $0.3 million, or 64%, to $0.7 million from $0.4 million in the same period of 2004. The increase is primarily due to the grant of 687,410 shares of restricted stock to employees in the second quarter of 2005. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. We recognized approximately $0.6 million of compensation expense related to the restricted stock during the three months ended June 30, 2005. The remaining deferred compensation at June 30, 2005, relates to the restricted stock and unvested options assumed in the acquisition of Modem Media and will continue to be expensed through 2008.

Amortization of intangible assets. Amortization of intangible assets increased to $0.7 million in the three months ended June 30, 2005, from $0.2 million in the three months ended June 30, 2004. The increase is a result of the Modem Media acquisition in October 2004. In connection with the acquisition, we recorded an intangible asset of $28.0 million for the customer base acquired. This asset is being amortized over ten years.

Provision for income taxes. A provision for income taxes is recorded on an interim basis based on the full year projected effective tax rate. The income tax provision for the three months ended June 30, 2005 reflects a current state income tax expense and a full valuation on net operating loss carryforwards. We believe it is more likely than not, that the deferred tax assets will not be used. If we generate future taxable income against which these tax attributes may be applied, some portion of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenue. Total revenue for the six months ended June 30, 2005 increased by $86.0 million, or 46%, to $272.1 million from $186.1 million for the same period in 2004. Total fee revenue for the six months ended June 30, 2005 increased by $47.1 million, or 39%, to $167.8 million from $120.7 million for the same period in 2004. Some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the six months ended June 30, 2005 and 2004, fee revenue included bonus revenue of $9.9 million and $5.4 million, respectively. These increases were partially offset by a decrease in revenue from one of our significant customers, AT&T, which is further described below. The increases in total revenue and fee revenue are primarily due to the acquisition of Modem Media in October 2004, an increase in demand for our services and the increase in bonus revenue earned in 2005. The increase in total revenue includes an increase in pass-through revenue of $38.9 million, or 59%, from the six months ended June 30, 2004. The increase in pass-through revenue is primarily due to an increase in media programs and production costs by our clients.

For the six months ended June 30, 2005, our three largest clients, American Express, General Motors and Delta Air Lines, accounted for approximately 54% of our total fee revenue, or 26%, 23% and 5% of our total fee revenue, respectively. For the six months ended June 30, 2004, our three largest clients, American Express, General

Motors and AT&T, accounted for approximately 61% of our total fee revenue, or 23%, 23% and 15% of our total fee revenue, respectively. In July 2004, AT&T announced that it would discontinue its marketing of local and long-distance telephone services to consumers. As a result of AT&T’s decision, AT&T notified us of its intent to terminate our services with respect to the marketing of local and long-distance telephone services to consumers. We continue to provide services to other business units within AT&T.

Professional services costs. Professional services costs for the six months ended June 30, 2005 increased by $25.6 million, or 37%, to $95.7 million from $70.1 million in the same period of 2004. Professional services costs represented 57% of fee revenue in the six months ended June 30, 2005 and 58% of fee revenue in the six months ended June 30, 2004. The increase in professional services costs was the result of the addition of over 300 billable employees since the second quarter of 2004, including employees from the acquisition of Modem Media in the fourth quarter of 2004 as well as continued hiring throughout 2004 and 2005 to meet increased client demand. Professional services costs as a percentage of fee revenue decreased slightly due to the increase in fee revenue.

Pass-through expenses. Pass-through expenses for the six months ended June 30, 2005 increased by $38.9 million, or 59%, to $104.3 million from $65.4 million in the same period of 2004. The increase in pass-through expenses was attributable to increased media programs and production costs for our clients during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2005 increased by $14.7 million, or 43%, to $49.1 million from $34.4 million in the same period of 2004. The increase in selling, general and administrative expenses is comprised of $4.5 million in compensation primarily related to the addition of non-billable employees in connection with the acquisition of Modem in October 2004 and to executive bonuses, $5.9 million in rent and office expenses primarily related to Modem’s office space in Norwalk, London and San Francisco, as well as the recognition of rent expense beginning in March 2005 on our new office space in Boston which is expected to be occupied in October 2005. In addition, depreciation expense increased by $1.1 million and employee placement fees and relocation expenses increased by $1.3 million as compared to the same period last year. Selling, general and administrative expenses remain at 29% of fee revenue in the six months ended June 30, 2005 and 2004.

Stock-based compensation. Stock-based compensation for the six months ended June 30, 2005 decreased by $0.1 million, or 8%, to $0.8 million from $0.9 million in the same period of 2004. The decrease is primarily due to a large number of options becoming fully expensed in the fourth quarter of 2004 offset by the grant of 687,410 shares of restricted stock to employees in the second quarter of 2005. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. We recognized approximately $0.6 million of compensation expense related to restricted stock during the six months ended June 30, 2005. The remaining deferred compensation at June 30, 2005, relates to restricted stock grants to employees and unvested options assumed in the acquisition of Modem Media and will continue to be expensed through 2008.

Amortization of intangible assets. Amortization of intangible assets increased to $1.4 million in the six months ended June 30, 2005, from $0.4 million in the six months ended June 30, 2004. The increase is a result of the Modem Media acquisition in October 2004. In connection with the acquisition, we recorded an intangible asset of $28.0 million for the customer base acquired. This asset is being amortized over ten years.

Provision for income taxes. A provision for income taxes is recorded on an interim basis based on the full year projected effective tax rate. The income tax provision for the six months ended June 30, 2005 reflects a current state income tax expense and a full valuation on net operating loss carryforwards. We believe it is more likely than not, that the deferred tax assets will not be used. If we generate future taxable income against which these tax attributes may be applied, some portion of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options.

Cash and cash equivalents and working capital

Cash and cash equivalents increased from $130.5 million at December 31, 2004 to $143.7 million at June 30, 2005. Cash provided by operations for the six months ended June 30, 2005 was $19.5 million. Cash provided by operations was primarily net income for the period plus the result of the timing of payments on accounts payable and an increase in deferred rent related to rent expense on our new Boston office facility offset by an increase in accounts receivable and unbilled accounts receivable and a decrease of billing in excess of costs and estimated earnings on uncompleted contracts at June 30, 2005. Executive bonuses totaling $13.4 million were paid out in the six months ended June 30, 2005. Cash provided by investing activities for the six months ended June 30, 2005 was $3.0 million, consisting of net sales and maturities of short-term investments of $16.7 million, offset by $13.7 million of capital expenditures relating primarily to leasehold improvements for our new Boston office facility and computer equipment purchases. Cash used in financing activities for the six months ended June 30, 2005 was $9.1 million, consisting primarily of payments for the repurchase of common stock of $24.4 million offset by $15.5 million of proceeds from the issuance of 4.3 million shares of common stock through the exercise of employee stock options and the sale of common stock through the employee stock purchase plan.

Credit facility

Our existing credit facility originally dated July 25, 2000, allows us to borrow up to $20 million less any amounts committed under outstanding standby letters of credit. The credit facility expires in February 2006. As of June 30, 2005, we were in compliance with all of our covenants. Borrowings under the credit facility are secured by substantially all the assets of the Company. At June 30, 2005, we had no borrowings under our revolving credit facility and approximately $10.4 million outstanding under standby letters of credit, leaving approximately $9.6 million available for future borrowings.

Stock Repurchase Program

In November 2003, the Board of Directors authorized the repurchase of up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. In the three months ended June 30, 2005, we repurchased 1,472,000 shares of common stock at an average price of approximately $10.42 per share, excluding commissions, for an aggregate purchase price of approximately $15.4 million. In the six months ended June 30, 2005, we repurchased 2,394,500 shares of common stock at an average price of approximately $10.15 per share, excluding commissions, for an aggregate purchase price of approximately $24.4 million. During the three and six months ended June 30, 2004, we did not repurchase any shares of common stock under this plan. Since the initiation of the repurchase program, we repurchased 3,483,500 shares of common stock at an average price of approximately $9.62 per share, excluding commissions, for an aggregate purchase price of $33.7 million.

Restructuring

We continue to evaluate alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments as well as prevailing economic conditions in the real estate markets in which we lease office space. In the first quarter of 2005, we recorded an adjustment to the purchase price allocation for the Modem acquisition of $759,000 to decrease the acquired restructuring accrual to reflect the remaining workforce and related costs expected to be paid.

During the second quarter of 2005, we recorded additional restructuring activity related to new developments and conditions in the real estate markets. We recorded restructuring expense totaling $3.0 million related to additional space identified in the San Francisco and Norwalk offices. The floor in San Francisco was included in the restructuring accrual in the second quarter as a result of the consolidation of our local offices subsequent to the Modem acquisition. The facility charge represents an estimate of future obligations under the terms of the leases for the excess space less anticipated income from subleasing activities. We entered into a sublease agreement for two of the floors in the Norwalk office during the second quarter of 2005 and reduced the accrual by $1.4 million to reflect the sublease income expected under the terms of the sublease. Of the $1.4 million adjustment, approximately $0.2 million was recorded as a portion of the reduction in restructuring expense discussed above, and $1.2 million was a reduction to goodwill as the initial restructuring activity was recorded in connection with purchase accounting. In addition, we determined that one floor in our New York office, which was initially included in the restructuring accrual in 2001 should be returned to operations due to changes in business needs which became apparent in the second quarter of 2005. The decision was made because of the relocation of a former Modem Media client to the New York office in addition to other growth in the office. The remaining liability of $3.0 million was removed from the accrual and reflected as a decrease in restructuring expense.

At June 30, 2005, approximately 48,000 square feet identified as excess space remained available for sublease. For the six months ended June 30, 2005, cash expenditures related to restructuring activities were $11.6 million. As of June 30, 2005, total remaining cash expenditures related to restructuring activities were $20.3 million. Approximately $1.2 million in cash expenditures are expected in the third quarter of 2005, and the remaining cash expenditures of approximately $19.1 million, related mainly to real estate rental obligations, over the following 6 years.

The following is a summary of restructuring activity since December 31, 2004 (dollars in thousands):

	Accrued Restructuring at December 31, 2004	Utilization 2005	Adjustments 2005	Accrued Restructuring at June 30, 2005
Workforce reduction and related costs	$3,917	$(2,560)	$(592)	$765
Consolidation of facilities	30,062	(9,030)	(1,465)	19,567

Total	$33,979	$(11,590)	$(2,057)	$20,332

Other Debt and Commitments

The following table summarizes our contractual cash commitments as of June 30, 2005. (Note: interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in thousands)
	Total	2005	2006- 2007	2008- 2009	2010 and thereafter
Notes payable and tenant improvement loans	$379	$150	$153	$76	$—
Operating leases	161,125	10,218	41,756	38,867	70,284

Total gross obligations	161,504	10,368	41,909	38,943	70,284

Non-cancelable sublease income	(10,859)	(1,871)	(4,371)	(3,725)	(892)

Total net obligations	$150,645	$8,497	$37,538	$35,218	$69,392

As of June 30, 2005, all minimum sublease income due in the future under non-cancelable subleases is related to restructured facilities.

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

Notes payable and tenant improvement loans. Since 1995, we have received tenant allowances, which are required to be reimbursed to the landlord through 2005. In connection with the acquisition of Modem, we acquired debt of $0.4 million related to amounts advanced to Modem in November 2000 for leasehold improvements at Modem’s Norwalk, Connecticut office. Payments for these advances are being made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these advances and notes payable was $0.4 million as of June 30, 2005.

Operating lease guarantee. Prior to the acquisition of Modem, Modem held an equity method investment in CentrPort, Inc. (“CentrPort”), one of its vendors. As of December 31, 2003, Modem had considered the investment to be fully impaired and recorded a charge to write down the investment balance to zero. At the time of the acquisition, there was no balance related to the investment.

Modem is a guarantor for an office lease obligation of CentrPort. As of June 30, 2005 and December 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease were $4.4 million and $4.8 million, respectively, subject to adjustment in accordance with the terms of the lease. The balance is scheduled to be reduced by approximately $0.8 million per year through June 30, 2010. In the event that CentrPort were to default on its lease obligation, we will be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we will take all appropriate actions to be reimbursed for this liability.

Prior to the acquisition of Modem, Modem’s management had evaluated its potential obligation under the CentrPort lease guarantee and specifically considered the following factors in this regard: (a) CentrPort’s ability to reduce its cash burn rate and preserve cash on hand; (b) the probability that CentrPort would be sold in the near future; (c) the timing as to when CentrPort could potentially default on its lease; (d) the potential for CentrPort to raise additional funds; and (e) the potential for CentrPort to sell its remaining assets / customer base. They noted that in particular, CentrPort continued to be unable to obtain new sources of funding, its operating performance continued to deteriorate and cash on hand continued to decline. As a result, they concluded that an accrual of a loss contingency for the CentrPort lease guarantee was required in accordance with SFAS No. 5 “Accounting for Loss Contingencies,” which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable. Accordingly, as of the time of the acquisition, a $4.8 million liability had previously been recorded by Modem related to this guarantee. At June 30, 2005, the liability balance was $4.4 million.

In the second quarter of 2005, we became aware that CentrPort’s financial condition had further deteriorated and that it’s board of directors had approved an assignment for the benefit of creditors, assigning all of CentrPort’s assets to a receiver (the “Receiver”) and appointing the Receiver to sell or otherwise dispose of CentrPort’s assets for the benefit of its creditors. Also in the second quarter of 2005, we received a notice from CentrPort’s landlord that it had not received all required rent payments from CentrPort. During the quarter ended June 30, 2005, we paid $64,000 on behalf of CentrPort for a portion of its lease obligations for the second quarter of 2005. We expect that neither CentrPort nor the Receiver will meet CentrPort’s full obligations under the lease. Accordingly, Modem will be responsible to pay any portion of the remaining lease obligation which is not paid by CentrPort or the Receiver. At June 30, 2005, we have a liability for the full balance of the guarantee of $4.4 million included in our balance sheet. Our liability will be offset by our portion of the proceeds received from the Receiver for the sale of CentrPort’s assets and may be further mitigated if the CentrPort space could be leased to a third party or if Modem and the landlord can reach a settlement on the payment obligations.

We expect that at current revenue projections, we will continue to generate cash from operations. We believe that cash from operations combined with current cash and cash equivalents and funds available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. From time to time we may acquire or make investments in companies we believe are related to our strategic objectives. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or debt or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In some instances, you can identify forward-looking statements by the fact that we use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, any statements contained herein regarding expectations with respect to our future revenues or clients, concentration of credit risk, profitability, expenses (including professional services costs, selling, general and administrative expenses and stock-based compensation), utilization rates, working capital and capital expenditure requirements, our restructuring or further sublease of real estate obligations, recently issued accounting pronouncements, litigation, shareholder rights plan, compliance with covenants under current credit facilities, strategic investments, additional external financing through credit facilities or internal controls are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Those factors include, without limitation, demand for our services (including the willingness and ability of our clients to maintain or expand their spending), overall economic and business conditions, changes in government regulation of our industry and the internet, our ability to protect our intellectual property and proprietary rights, our ability to sublease or renegotiate terms for our excess office space in the anticipated time frame, the ability of our sublease tenants to meet their obligations to us, resolution of ongoing litigation in which we are involved, continued uncertainty regarding an economic recovery, budgetary and spending decisions by our client base, competitive factors in the market, our Shareholder Rights Plan and our ability to effectively manage our size, growth and our client relationships, among other factors. A further review of the risks and uncertainties potentially impacting our future performance can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. In the three months ended June 30, 2005, the Company repurchased 1,472,000 shares of common stock at an average price of approximately $10.42 per share, excluding commissions, for an aggregate purchase price of approximately $15.4 million. In the six months ended June 30, 2005, the Company repurchased 2,394,500 shares of common stock at an average price of approximately $10.15 per share, excluding commissions, for an aggregate purchase price of approximately $24.4 million. During the three and six months ended June 30, 2004, the Company did not repurchase any shares of common stock under this plan. Since the initiation of the repurchase program, the Company has repurchased 3,483,500 shares of common stock at an average price of approximately $9.62 per share, excluding commissions, for an aggregate purchase price of $33.7 million. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ended June 30, 2005:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2005 through April 30, 2005	—	$—	—	$51,713,000
May 1, 2005 through May 31, 2005	1,000,000	$10.25	1,000,000	$41,458,000
June 1, 2005 through June 30, 2005	472,000	$10.91	472,000	$36,306,000

Total	1,472,000	$10.47	1,472,000	$36,306,000

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held May 12, 2005, the Company’s stockholders took the following actions:

The Company’s stockholders elected Arthur Kern and Gail J. McGovern as Class II directors to serve for a three-year term expiring at the Company’s annual meeting of stockholders in 2008 or until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal. The directors were elected by a plurality of the votes cast at the 2005 annual meeting, as follows: 50,190,712 shares voted for the election of Mr. Kern and 53,172,050 shares voted for the election of Ms. McGovern; and 35,274,782 shares abstained from the election of Mr. Kern and 32,293,444 shares abstained from the election of Ms. McGovern. No other persons were nominated, nor received votes, for election as a director of the Company at the 2005 annual meeting. The other directors of the Company whose terms continued after the 2005 annual meeting were Gregor S. Bailar, Michael E. Bronner, Robert R. Glatz, Philip U. Hammarskjold, David W. Kenny and Joseph R. Zimmel.

The Company’s stockholders approved the Company’s 2005 Employee Stock Purchase Plan. The votes cast at the 2005 annual meeting were as follows: 62,668,511 shares voted for, 7,072,187 shares voted against, 1,472,673 shares abstained from voting and 14,252,123 shares were broker non-votes.

The Company’s stockholders approved the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Auditors for fiscal year 2005. The votes cast at the 2005 annual meeting were as follows: 84,988,940 shares voted for, 418,805 shares voted against and 57,749 shares abstained from voting.

Item 6. Exhibits

Exhibits

Exhibit No.	Exhibit Index Title	Method of Filing
10.1*	Digitas Inc. 2005 Employee Stock Purchase Plan	Filed herewith

31.1	Rule 13a-14(a) / 15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

*	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: August 9, 2005	/s/ David W. Kenny
David W. Kenny
Director, Chairman and
Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: August 9, 2005	/s/ Brian K. Roberts
Brian K. Roberts
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)