Form 10-Q
period 2005-09-30
DIGITAS INC
filed 2005-11-09
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 000-29723

DIGITAS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3494311
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

33 Arch Street, Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 617-867-1000

The Prudential Tower

800 Boylston Street, Boston, Massachusetts 02199

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of October 31, 2005 there were 89,482,686 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Fee revenue	$85,540	$59,859	$253,385	$180,584
Pass-through revenue	48,791	30,623	153,064	96,008

Total revenue	134,331	90,482	406,449	276,592
Operating expenses:
Professional services costs	52,095	33,393	147,800	103,469
Pass-through expenses	48,791	30,623	153,064	96,008
Selling, general and administrative expenses	24,996	16,664	74,071	51,063
Restructuring expenses	—	1,220	—	1,220
Stock-based compensation*	774	552	1,582	1,434
Amortization of intangible assets	700	176	2,100	529

Total operating expenses	127,356	82,628	378,617	253,723

Income from operations	6,975	7,854	27,832	22,869
Other income (expense):
Interest income	1,368	324	3,569	707
Interest expense	(138)	(135)	(404)	(405)
Other miscellaneous income	—	272	27	278

Income before provision for income taxes	8,205	8,315	31,024	23,449
Provision for income taxes	250	130	824	274

Net income	$7,955	$8,185	$30,200	$23,175

Net income per share
Basic	$0.09	$0.12	$0.34	$0.36
Diluted	$0.08	$0.11	$0.31	$0.31
Weighted-average common shares outstanding
Basic	89,398	66,149	89,055	64,893
Diluted	97,744	75,665	97,586	75,862

*	Stock-based compensation relates to the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Professional services costs	$592	$552	$1,213	$1,434
Selling, general and administrative expenses	182	—	369	—

	$774	$552	$1,582	$1,434

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$154,742	$130,546
Short-term investments	28,548	46,999
Accounts receivable, net of allowance for doubtful accounts of $4,451 and $1,053 at September 30, 2005 and December 31, 2004, respectively	46,089	48,830
Accounts receivable, unbilled	30,462	9,772
Prepaid expenses and other current assets	11,072	8,052

Total current assets	270,913	244,199
Fixed assets, net	38,364	22,325
Goodwill, net	215,307	218,208
Other intangible assets, net	32,017	34,117
Other assets	5,679	5,328

Total assets	$562,280	$524,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,417	$14,028
Billings in excess of cost and estimated earnings on uncompleted contracts	55,453	48,828
Accrued compensation	26,771	23,810
Accrued restructuring	4,867	14,707
Accrued expenses and other current liabilities	9,955	9,921
Current portion of long-term debt	132	363

Total current liabilities	121,595	111,657
Long-term debt, less current portion	160	219
Accrued restructuring, long-term	13,725	19,272
Deferred rent, long-term	18,285	1,943
Other long-term liabilities	6,611	7,403

Total liabilities	160,376	140,494
Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 89,417,522 and 86,710,197 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	894	867
Additional paid-in capital	526,840	533,095
Accumulated deficit	(119,661)	(149,861)
Cumulative foreign currency translation adjustment	(368)	208
Deferred compensation	(5,801)	(626)

Total shareholders’ equity	401,904	383,683

Total liabilities and shareholders’ equity	$562,280	$524,177

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$30,200	$23,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,893	5,430
Stock-based compensation	1,582	1,434
Restructuring expenses	—	1,220
Bad debt expenses	3,450	—
Changes in operating assets and liabilities:
Accounts receivable	(898)	(2,113)
Accounts receivable, unbilled	(20,793)	(7,739)
Prepaid expenses and other current assets	(3,087)	(1,599)
Other assets	(498)	(271)
Accounts payable	10,446	7,192
Billings in excess of costs and estimated earnings on uncompleted contracts	6,741	(1,581)
Accrued compensation	2,982	(1,466)
Accrued restructuring	(12,988)	(7,746)
Accrued expenses and other current liabilities	478	135
Deferred rent	16,302	189
Other long-term liabilities	(433)	315

Net cash provided by operating activities	42,377	16,575
Cash flows from investing activities:
Purchases of short-term investments	(291,844)	(549,753)
Sales and maturities of short–term investments	310,295	529,553
Purchases of fixed assets	(23,168)	(3,505)

Net cash used in investing activities	(4,717)	(23,705)
Cash flows from financing activities:
Payment of note payable, tenant improvement loans	(290)	(208)
Proceeds from issuance of common stock	21,064	15,948
Repurchase of common stock, including transaction costs	(33,955)	—

Net cash provided by (used in) financing activities	(13,181)	15,740
Effect of exchange rate changes on cash and cash equivalents	(283)	(36)

Net increase in cash and cash equivalents	24,196	8,574
Cash and cash equivalents, beginning of period	130,546	53,843

Cash and cash equivalents, end of period	$154,742	$62,417

Supplemental disclosure of cash flow information:
Cash paid for taxes	$620	$208
Cash paid for interest	265	327

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CONSOLIDATION

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

The Company reclassified its auction rate securities from cash and cash equivalents to short-term investments as of September 30, 2004 and for all prior periods. As of December 31, 2003, the Company held approximately $19.8 million of these auction rate securities, which were subsequently reclassified to short-term investments. The Company originally reported $73.6 million of cash and cash equivalents at December 31, 2003. These reclassifications had no impact on the results of operations of the Company.

Allowance for Doubtful Accounts

The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. The collectibility of outstanding customer invoices is continuously assessed. In estimating the allowance, the Company considers factors such as historical collections, a customer’s credit-worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from estimates, requiring additional adjustments to the allowance for doubtful accounts.

In September 2005, Delta Air Lines filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company recorded a $3.2 million charge to professional services costs related to estimated exposure on collectibility of receivables due from Delta as of the bankruptcy filing date for services performed prior to that date. The Company has continued to provide services to Delta subsequent to their bankruptcy filing. The Company currently expects that it will receive payment for all services provided to Delta subsequent to their bankruptcy filing.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board (“APB”)

Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the guidance of APB Opinion No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. In April 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation for SFAS No. 123(R). The Company will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. Compensation expense calculated upon adoption of SFAS No. 123(R) may differ from pro-forma amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of stock options granted or the terms of such stock options, the treatment of tax benefits and changes in interest rates or other factors. The Company is in the process of evaluating the alternative methods of adoption and the impact that the implementation guidance and revisions included in SFAS No. 123(R) will have on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 were effective for nonmonetary asset exchanges beginning in the third quarter of 2005. The adoption of the provisions of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.

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

In connection with the acquisition, the Company recorded $154.8 million of goodwill and other intangible assets. The following table summarizes the preliminary purchase price allocation using estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of October 15, 2004 (in thousands)
Cash and cash equivalents	$27,176
Short-term investments	33,687
Current assets	75,821
Property and equipment	5,256
Goodwill	120,078

As of October 15, 2004 (in thousands)
Other intangible assets	34,700
Other noncurrent assets	1,399

Total assets acquired	237,254
Current liabilities	31,463
Other long-term liabilities	23,405

Total liabilities assumed	54,868

Net assets acquired	$182,386

Of the $34.7 million of acquired intangible assets, $6.7 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $28.0 million was assigned to a customer base that is being amortized over its estimated useful life of ten years.

During the nine months ended September 30, 2005, the Company recorded purchase price allocation adjustments of $2.9 million to reduce goodwill. Of the $2.9 million of adjustments, $0.3 million represented a reversal of a portion of the liability recorded in connection with Modem’s guarantee of the CentrPort operating lease (see Footnote 12 for further description), $0.8 million related to a decrease in the restructuring accrual to reflect the remaining workforce and related costs expected to be paid, $1.2 million related to the reversal of a portion of the restructuring accrual to account for a sublease entered into during the second quarter of 2005, $0.3 million for a change in assumptions in the usefulness of certain floor space and $0.3 million represented additional accruals recorded for other pre-acquisition liabilities. Each of these adjustments relate to liabilities acquired in the Modem acquisition. The Company anticipates that it will finalize the purchase price allocation during the three months ended December 31, 2005.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of the goodwill for the nine months ended September 30, 2005, consist of a $2.9 million reduction relating to purchase price allocation adjustments on the Modem acquisition (see Footnote 2).

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer base	$28,000	$(2,683)	$25,317	$28,000	$(583)	$27,417
Trademark	6,700	—	6,700	6,700	—	6,700
Favorable leases	4,234	(4,234)	—	4,234	(4,234)	—

	$38,934	$(6,917)	$32,017	$38,934	$(4,817)	$34,117

Amortization of other intangible assets was approximately $0.7 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively. Amortization of other intangible assets was approximately $2.1 million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively. Amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is expected to be $2.8 million per year.

4.	NET INCOME PER SHARE

Basic and diluted earnings per share are computed in accordance SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of stock options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

For the three months ended September 30, 2005 and 2004, the share numbers used in computing diluted earnings per share included the weighted-average number of common shares outstanding plus 8,346,000 and 9,516,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants. For the nine months ended September 30, 2005 and 2004, the share numbers used in computing diluted earnings per share included the weighted-average number of common shares outstanding plus 8,531,000 and 10,969,000 dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants.

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

Had compensation cost for the Company’s stock-based award plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and earnings per share for the three and nine months ended September 30, 2005 and 2004, would have been as follows: (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$7,955	$8,185	$30,200	$23,175
Plus: Stock-based compensation included in reported net income, net of tax	774	552	1,582	1,434
Less: Stock-based compensation expense under fair value method, net of tax	(2,033)	(1,723)	(5,919)	(6,501)

Pro forma net income	$6,696	$7,014	$25,863	$18,108

Basic net income per share, as reported	$0.09	$0.12	$0.34	$0.36
Diluted net income per share, as reported	$0.08	$0.11	$0.31	$0.31
Pro forma basic net income per share	$0.07	$0.11	$0.29	$0.28
Pro forma diluted net income per share	$0.07	$0.09	$0.26	$0.24

6.	COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$7,955	$8,185	$30,200	$23,175
Change in cumulative foreign currency translation adjustment	(137)	(55)	(576)	(26)

Comprehensive income	$7,818	$8,130	$29,624	$23,149

The components of accumulated other comprehensive income are cumulative foreign currency translation adjustments of $(368,000) and $208,000 at September 30, 2005 and December 31, 2004, respectively.

7.	ACCRUED COMPENSATION

Accrued compensation consists of the following: (in thousands)

	September 30, 2005	December 31, 2004
Accrued bonus	$13,050	$13,422
Accrued vacation	4,395	3,758
Deferred compensation	4,577	3,741
Other accrued compensation	4,749	2,889

Accrued compensation	$26,771	$23,810

8.	DEBT

In August 2005, the Company entered into an Amended and Restated Revolving Credit Agreement. The August 2005 credit facility replaced the Company’s previously existing credit facility, originally dated July 25, 2000, which was scheduled to expire in February 2006. The credit facility allows the Company to borrow up to $30 million less any amounts committed under outstanding letters of credit. The credit facility expires in August 2008.

As of September 30, 2005, amounts borrowed under the revolving credit facility bear interest at either the prime rate or at a Eurocurrency rate plus applicable margin of 2.25%. Additionally, the Company is required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit facility and a letter of credit fee of 2.25% of the face amount of outstanding letters of credit. Under the terms of the credit facility, the Company must comply with various financial and non-financial covenants. As of September 30, 2005, the Company was in compliance with all of its covenants.

Borrowings under the credit facility are secured by substantially all the assets of the Company and pledges of shares and equity interests of certain of the Company’s subsidiaries. At September 30, 2005, the Company had no borrowings under the revolving credit facility and approximately $10.4 million outstanding under standby letters of credit, leaving approximately $19.6 million available for future borrowings.

9.	RESTRUCTURING AND RELATED CHARGES

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

The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments as well as prevailing economic conditions in the real estate markets in which the Company leases office space. In the nine months ended September 30, 2005, the Company recorded an adjustment to the purchase price allocation for the Modem acquisition of $0.8 million to decrease the acquired restructuring accrual to reflect the remaining workforce and related costs expected to be paid.

In addition, the Company recorded restructuring activity related to new developments and conditions in the real estate markets during the nine months ended September 30, 2005. The Company recorded restructuring expense totaling $3.0 million related to additional space identified in the San Francisco and Norwalk offices. The facility charge represents an estimate of future obligations under the terms of the leases for the excess space less anticipated income from subleasing activities. The space in San Francisco was included in the restructuring accrual as a result of the consolidation of the Company’s local offices subsequent to the Modem acquisition. The Company entered into a sublease agreement for two of the floors in the Norwalk office and reduced the accrual by $1.4 million to reflect the sublease income expected under the terms of the sublease. Of the $1.4 million adjustment, approximately $0.2 million was recorded as a portion of the reduction in restructuring expense discussed above, and $1.2 million was a reduction to goodwill as the initial restructuring activity was recorded in connection with purchase accounting. In addition, the Company determined that one floor in its New York office, which was initially included in the restructuring accrual in 2001, and space on one of the restructured floors in the Norwalk office should be returned to operations due to changes in business as well as the relocation of a former Modem Media client to the New York office. The remaining liabilities of $3.0 million related to the New York space and $0.3 million related to the Norwalk space were removed from the accrual during the nine months ended September 30, 2005. The adjustment for the New York office space was recorded as a reduction in restructuring expense. The adjustment for the Norwalk space was recorded as a reduction to goodwill since the initial restructuring activity was recorded in connection with purchase accounting.

Sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At September 30, 2005, approximately 48,000 square feet of office space identified as excess space remained available for sublease.

At September 30, 2005, the Company’s restructuring accrual totaled $18.6 million. Approximately $0.5 million of this balance is related to final payments of severance obligations and will be substantially utilized in 2005 and the beginning of 2006. The remaining $18.1 million is related to remaining real estate lease obligations net of expected sublease income. The Company believes the restructuring accrual of $18.6 million is adequate to cover these remaining obligations.

The following is a summary of restructuring activity since December 31, 2004 (dollars in thousands):

	Accrued Restructuring at December 31, 2004	Utilization 2005	Adjustments 2005	Accrued Restructuring at September 30, 2005
Workforce reduction and related costs	$3,917	$(2,850)	$(592)	$475
Consolidation of facilities	30,062	(10,230)	(1,715)	18,117

Total	$33,979	$(13,080)	$(2,307)	$18,592

For the three months ended September 30, 2005 and 2004, net cash expenditures related to restructuring activities were $1.5 million and $2.9 million, respectively. For the nine months ended September 30, 2005 and 2004, net cash expenditures related to restructuring activities were $13.1 million and $7.7 million, respectively. As of September 30, 2005, total remaining net cash expenditures related to restructuring activities were $18.6 million. Approximately $1.1 million in net cash expenditures are expected in the fourth quarter of 2005, and the remaining net cash expenditures of approximately $17.5 million, related mainly to real estate rental obligations, over the following 6 years.

10.	SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. In the three months ended September 30, 2005, the Company repurchased 850,000 shares of common stock at an average price of approximately $11.18 per share, excluding commissions, for an aggregate purchase price of approximately $9.5 million. In the nine months ended September 30, 2005, the Company repurchased 3,244,500 shares of common stock at an average price of approximately $10.42 per share, excluding commissions, for an aggregate purchase price of approximately $34.0 million. During the three and nine months ended September 30, 2004, the Company did not repurchase any shares of common stock under this plan. Since the initiation of the repurchase program, the Company has repurchased 4,333,500 shares of common stock at an average price of approximately $9.93 per share, excluding commissions, for an aggregate purchase price of $43.2 million.

Restricted Stock

During the nine months ended September 30, 2005, the Company granted 725,837 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The intrinsic value of these shares was measured using the closing price on the date of grant. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The Company recorded deferred compensation of $7.3 million related to the restricted shares granted in the nine months ended September 30, 2005, and will recognize the compensation expense over the three year vesting period. Approximately $0.7 million and $1.4 million of compensation expense related to the restricted stock was recognized in the three months and nine months ended September 30, 2005.

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

11.	CONCENTRATION OF CREDIT RISK

The Company attempts to limit its concentration of credit risk by securing clients with significant assets or liquidity. While the Company enters into written agreements with its clients, such contracts are typically terminable between 30 and 90 days notice. Management believes a loss of any one of its significant clients, the inability of any of its significant clients to make required payments or any significant reduction in the use of its services by a major client could have a material adverse effect on the Company’s business, financial condition and results of operations. The table below summarizes customers that individually comprise greater than 10% of the Company’s fee revenue.

	Customer
	A	B	C
Three months ended:
September 30, 2005	28%	21%	—
September 30, 2004	24%	24%	14%

Nine months ended:
September 30, 2005	27%	22%	—
September 30, 2004	23%	23%	15%

12.	CONTINGENCIES

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

In the second quarter of 2005, the Company became aware that CentrPort’s financial condition had further deteriorated and that its board of directors had approved an assignment for the benefit of creditors, assigning all of CentrPort’s assets to a receiver (the “Receiver”) and appointing the Receiver to sell or otherwise dispose of CentrPort’s assets for the benefit of its creditors. Also in the second quarter of 2005, the Company received a notice from CentrPort’s landlord that it had not received all required rent payments from CentrPort.

At September 30, 2005 Modem continued to be a guarantor for an office lease obligation of CentrPort. As of September 30, 2005 and December 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease were $4.2 million and $4.8 million, respectively, subject to adjustment in accordance with the terms of the lease. The balance is scheduled to be reduced by approximately $0.8 million per year through June 30, 2010. During the quarter ended June 30, 2005, the Company paid $64,000 on behalf of CentrPort for a portion of its lease obligations for the second quarter of 2005. During the third quarter of 2005, the Company paid approximately $178,000 on behalf of CentrPort for a portion of its lease obligations for the quarter.

Also during the third quarter of 2005, CentrPort’s assets were sold by the Receiver. After the sale, Modem was informed that rent payments would no longer be made by or on behalf of CentrPort. In order to obtain rights that would help mitigate liability as guarantor, the Company agreed to assume CentrPort’s lease as of October 2005. Accordingly, the Company is now responsible to pay the lease obligation until the space can be leased to a third party or until a settlement is reached with the landlord. The Company is taking all appropriate actions to mitigate its liability.

At September 30, 2005, the Company has a liability for the full remaining balance of the guarantee of $4.2 million included on its balance sheet. The Company’s liability will be offset by its portion of the proceeds received from the Receiver for the sale of CentrPort’s assets and may be further mitigated if the CentrPort space is leased to a third party or if Modem Media and the landlord can reach a settlement on the payment obligations.

13.	LEGAL PROCEEDINGS

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

Because we derive substantially all of our revenue from the hourly billings of our employees, our utilization of those employees is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total number of billable hours worked by our billable employees during the measurement period by the number of hours available to be worked during that period. Utilization was 65% and 62% for the quarter ended September 30, 2005 and 2004, respectively. Historically, our largest relationships have the highest utilization rates, as we are able to more efficiently use resources to serve the client demand. As we are able to scale additional client relationships, utilization rates should increase.

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

In connection with the acquisition, we recorded $154.8 million of goodwill and other intangible assets. The following table summarizes the preliminary purchase price allocation using estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of October 15, 2004 (in thousands)
Cash and cash equivalents	$27,176
Short-term investments	33,687
Current assets	75,821
Property and equipment	5,256
Goodwill	120,078
Other intangible assets	34,700
Other noncurrent assets	1,399

Total assets acquired	237,254
Current liabilities	31,463
Other long-term liabilities	23,405

Total liabilities assumed	54,868

Net assets acquired	$182,386

Of the $34.7 million of acquired intangible assets, $6.7 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $28.0 million was assigned to a customer base that is being amortized over its estimated useful life of ten years.

During the nine months ended September 30, 2005, we recorded purchase price allocation adjustments of $2.9 million to reduce goodwill. Of the $2.9 million of adjustments, $0.3 million represented a reversal of a portion of the liability recorded in connection with Modem’s guarantee of the CentrPort operating lease (see Footnote 12 for further description), $0.8 million related to a decrease in the restructuring accrual to reflect the remaining workforce and related costs expected to be paid, $1.2 million related to the reversal of a portion of the restructuring accrual to account for a sublease entered into during the second quarter of 2005, $0.3 million for a change in assumptions in the usefulness of certain floor space and $0.3 million represented additional accruals recorded for other pre-acquisition liabilities. Each of these adjustments relate to liabilities acquired in the Modem acquisition. We anticipate that we will finalize the purchase price allocation during the three months ended December 31, 2005.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Under the guidance of APB Opinion No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. In April 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation for SFAS No. 123(R). We will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. Compensation expense calculated upon adoption of SFAS No. 123(R) may differ from pro-forma amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of stock options granted or the terms of such stock options, the treatment of tax benefits and changes in interest rates or other factors. We are in the process of evaluating the alternative methods of adoption and the impact that the implementation guidance and revisions included in SFAS No. 123(R) will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 were effective for nonmonetary asset exchanges occurring beginning in the third quarter of 2005. The adoption of the provisions of SFAS No. 153 did not have a material impact on our financial position or results of operations.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue. Total revenue for the three months ended September 30, 2005 increased by $43.8 million, or 48%, to $134.3 million from $90.5 million for the same period of 2004. Total fee revenue for the three months ended September 30, 2005 increased by $25.7 million, or 43%, to $85.5 million from $59.9 million for the same period in 2004. The increases in total revenue and fee revenue are primarily due to the acquisition of Modem Media in October 2004, as well as an increase in demand for our services. These increases were partially offset by a decline in revenue from one of our significant customers, AT&T, which is described further below. The increase in total revenue includes an increase in pass-through revenue of $18.2 million, or 59%, from the three months ended September 30, 2004. The increase in pass-through revenue is primarily due to an increase in media programs and production costs by our clients.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended September 30, 2005, two clients, American Express and General Motors, comprised greater than 10% of our total fee revenue, with 28% and 21% of our total fee revenue, respectively. For the three months ended September 30, 2004, three clients, General Motors, American Express and AT&T, comprised greater than 10% of our total fee revenue, with 24%, 24% and 14% of our total fee revenue, respectively. In July 2004, AT&T announced that it would discontinue its marketing of local and long-distance telephone services to consumers. As a result of AT&T’s decision, AT&T notified us of its intent to terminate our services with respect to the marketing of local and long-distance telephone services to consumers. We continue to provide services to other business units within AT&T. Under the terms of our agreement, AT&T was required to make continued payments with respect to our services. In the three months ended September 30, 2005, we recognized approximately $1.2 million of fee revenue related to these payments. In the three months ended September 30, 2004, we recorded approximately $3.8 million of fee revenue related to these payments.

In September 2005, Delta Air Lines filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We recorded a $3.2 million charge to professional services costs related to estimated exposure on collectibility of receivables due from Delta as of the bankruptcy filing date for services performed prior to that date. We have continued to provide services to Delta subsequent to their bankruptcy filing. We currently expect that we will receive payment for all services provided to Delta subsequent to their bankruptcy filing.

Professional services costs. Professional services costs for the three months ended September 30, 2005 increased by $18.7 million, or 56%, to $52.1 million from $33.4 million in the same period of 2004. Professional services costs represented 61% of fee revenue in the three months ended September 30, 2005 compared to 56% in the three months ended September 30, 2004. The increase in professional services costs was the result of the addition of over 400 billable employees since the third quarter of 2004, including employees from the acquisition of Modem Media in the fourth quarter of 2004 as well as continued hiring throughout 2004 and 2005 to meet increased client demand. As discussed above, we recorded a $3.2 million charge to professional services costs related to estimated exposure on collectibility of receivables due from Delta Air Lines. Professional services costs as a percentage of fee revenue increased due to the charge recorded for estimated exposure on collectibility of receivables due from Delta. We currently anticipate that professional services costs as a percentage of fee revenue will decrease from the levels during the third quarter of 2005.

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses for the three months ended September 30, 2005 increased by

$18.2 million, or 59%, to $48.8 million from $30.6 million in the same period of 2004. The increase in pass-through expenses was attributable to increased media programs and production costs for our clients during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.3 million, or 50%, to $25.0 million for the three months ended September 30, 2005, from $16.7 million in the same period of 2004. The increase in selling, general and administrative expenses is primarily comprised of $2.9 million in compensation primarily related to the addition of non-billable employees in connection with the acquisition of Modem in October 2004 and to executive bonuses, $3.6 million in rent and office expenses primarily related to Modem’s office space in Norwalk, London and San Francisco, as well as the recognition of rent expense beginning in March 2005 on our new office space in Boston which we began to occupy in September 2005. In addition, depreciation expense increased by $0.8 million and employee placement fees and relocation expenses increased by $0.4 million as compared to the same period last year. Selling, general and administrative expenses increased slightly as a percentage of fee revenue to 29% in the three months ended September 30, 2005 and as compared to 28% of fee revenue in the three months ended September 30, 2004. We currently expect that for the remainder of 2005 selling, general and administrative expenses as a percentage of fee revenue will remain consistent with levels during the third quarter of 2005.

Restructuring expenses. No restructuring expenses were recorded during the three months ended September 30, 2005. During the three months ended September 30, 2004, we recorded restructuring expenses totaling $1.2 million, consisting solely of workforce reduction and related costs. In the third quarter of 2004, we reduced our workforce by approximately 50 people, primarily in our Boston office. This reduction was primarily in response to an announcement in July 2004 by AT&T that it would discontinue its marketing of local and long-distance telephone services to consumers.

Stock-based compensation. Stock-based compensation for the three months ended September 30, 2005 increased by $0.2 million, or 40%, to $0.8 million from $0.6 million in the same period of 2004. The increase is primarily due to the grant of 725,837 shares of restricted common stock to employees and members of our Board of Directors in the second and third quarters of 2005. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. We recognized approximately $0.7 million of compensation expense related to the restricted stock during the three months ended September 30, 2005. The remaining deferred compensation at September 30, 2005, relates to the restricted stock and unvested stock options assumed in the acquisition of Modem Media and will continue to be expensed through 2008.

Amortization of intangible assets. Amortization of intangible assets increased to $0.7 million in the three months ended September 30, 2005, from $0.2 million in the three months ended September 30, 2004. The increase is a result of the Modem Media acquisition in October 2004. In connection with the acquisition, we recorded an intangible asset of $28.0 million for the customer base acquired. This asset is being amortized over ten years.

Provision for income taxes. A provision for income taxes is recorded on an interim basis based on the full year projected effective tax rate. The income tax provision for the three months ended September 30, 2005 reflects a current state income tax expense and a full valuation allowance on net operating loss carryforwards. We believe it is more likely than not, that the deferred tax assets will not be used. If we generate future taxable income against which these tax attributes may be applied, some portion of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period offset by tax expense on the income.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue. Total revenue for the nine months ended September 30, 2005 increased by $129.9 million, or 47%, to $406.4 million from $276.6 million for the same period in 2004. Total fee revenue for the nine months ended September 30, 2005 increased by

$72.8 million, or 40%, to $253.4 million from $180.6 million for the same period in 2004. Some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the nine months ended September 30, 2005 and 2004, fee revenue included bonus revenue of $9.9 million and $6.0 million, respectively. The increases in total revenue and fee revenue are primarily due to the acquisition of Modem Media in October 2004, an increase in demand for our services and the increase in bonus revenue earned in 2005. These increases were partially offset by a decrease in revenue from one of our significant customers, AT&T, which is further described below. The increase in total revenue includes an increase in pass-through revenue of $57.1 million, or 59%, from the nine months ended September 30, 2004. The increase in pass-through revenue is primarily due to an increase in media programs and production costs by our clients.

For the nine months ended September 30, 2005, two clients, American Express and General Motors, comprised greater than 10% of our total fee revenue, with 27% and 22% of our total fee revenue, respectively. For the nine months ended September 30, 2004, three clients, General Motors, American Express and AT&T, comprised greater than 10% of our total fee revenue, with 23%, 23% and 15% of our total fee revenue, respectively. In July 2004, AT&T announced that it would discontinue its marketing of local and long-distance telephone services to consumers. As a result of AT&T’s decision, AT&T notified us of its intent to terminate our services with respect to the marketing of local and long-distance telephone services to consumers. We continue to provide services to other business units within AT&T.

In September 2005, Delta Air Lines filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We recorded a $3.2 million charge to professional services costs related to estimated exposure on collectibility of receivables due from Delta as of the bankruptcy filing date for services performed prior to that date. We have continued to provide services to Delta subsequent to their bankruptcy filing. We currently expect that we will receive payment for all services provided to Delta subsequent to their bankruptcy filing.

Professional services costs. Professional services costs for the nine months ended September 30, 2005 increased by $44.3 million, or 43%, to $147.8 million from $103.5 million in the same period of 2004. Professional services costs represented 58% of fee revenue in the nine months ended September 30, 2005 and 57% of fee revenue in the nine months ended September 30, 2004. The increase in professional services costs was the result of the addition of over 400 billable employees since the third quarter of 2004, including employees from the acquisition of Modem Media in the fourth quarter of 2004 as well as continued hiring throughout 2004 and 2005 to meet increased client demand. As discussed above, we recorded a $3.2 million charge to professional services costs related to estimated exposure on collectibility of receivables due from Delta. Professional services costs as a percentage of fee revenue increased slightly due to the charge recorded for estimated exposure on collectibility of receivables due from Delta.

Pass-through expenses. Pass-through expenses for the nine months ended September 30, 2005 increased by $57.1 million, or 59%, to $153.1 million from $96.0 million in the same period of 2004. The increase in pass-through expenses was attributable to increased media programs and production costs for our clients during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2005 increased by $23.0 million, or 45%, to $74.1 million from $51.1 million in the same period of 2004. The increase in selling, general and administrative expenses is primarily comprised of $7.4 million in compensation primarily related to the addition of non-billable employees in connection with the acquisition of Modem in October 2004 and to executive bonuses, $9.4 million in rent and office expenses primarily related to Modem’s office space in Norwalk, London and San Francisco, as well as the recognition of rent expense beginning in March 2005 on our new office space in Boston which we began to occupy in September 2005. In addition, depreciation expense increased by $1.9 million and employee placement fees and relocation expenses increased by $1.7 million as compared to the same period last year. Selling, general and administrative expenses increased slightly to 29% of fee revenue in the nine months ended September 30, 2005 as compared to 28% of fee revenue in the nine months ended September 30, 2004.

Restructuring expenses. No net restructuring expenses were recorded during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we recorded restructuring expenses totaling $1.2 million, consisting solely of workforce reduction and related costs. In the nine months ended September 30, 2004, we reduced our workforce by approximately 50 people, primarily in our Boston office. This reduction was primarily in response to an announcement in July 2004 by AT&T that it would discontinue its marketing of local and long-distance telephone services to consumers.

Stock-based compensation. Stock-based compensation for the nine months ended September 30, 2005 increased by $0.1 million, or 10%, to $1.6 million from $1.4 million in the same period of 2004. The increase is primarily due to the grant of 725,837 shares of restricted common stock to employees and members of our Board of Directors in the second and third quarters of 2005 offset by a large number of stock options becoming fully expensed in the fourth quarter of 2004. The restricted shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. We recognized approximately $1.4 million of compensation expense related to restricted stock during the nine months ended September 30, 2005. The remaining deferred compensation at September 30, 2005, relates to restricted stock grants to employees and unvested stock options assumed in the acquisition of Modem Media and will continue to be expensed through 2008.

Amortization of intangible assets. Amortization of intangible assets increased to $2.1 million in the nine months ended September 30, 2005, from $0.5 million in the nine months ended September 30, 2004. The increase is a result of the Modem Media acquisition in October 2004. In connection with the acquisition, we recorded an intangible asset of $28.0 million for the customer base acquired. This asset is being amortized over ten years.

Provision for income taxes. A provision for income taxes is recorded on an interim basis based on the full year projected effective tax rate. The income tax provision for the nine months ended September 30, 2005 reflects a current state income tax expense and a full valuation allowance on net operating loss carryforwards. We believe it is more likely than not, that the deferred tax assets will not be used. If we generate future taxable income against which these tax attributes may be applied, some portion of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period offset by tax expense on the income.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options.

Cash and cash equivalents and working capital

Cash and cash equivalents increased from $130.5 million at December 31, 2004 to $154.7 million at September 30, 2005. Cash provided by operations for the nine months ended September 30, 2005 was $42.4 million. Cash provided by operations was primarily net income for the period plus the result of the timing of payments on accounts payable and an increase in deferred rent related to rent expense on our new Boston office facility offset by an increase in unbilled accounts receivable and a decrease in accrued restructuring at September 30, 2005. Executive bonuses totaling $13.4 million were paid out in the nine months ended September 30, 2005. Cash used in investing activities for the nine months ended September 30, 2005 was $4.7 million, consisting of net sales and maturities of short-term investments of $18.5 million, offset by $23.2 million of capital expenditures relating primarily to leasehold improvements for our new Boston office facility and computer equipment purchases. Cash used in financing activities for the nine months ended September 30, 2005 was $13.2 million, consisting primarily of payments for the repurchase of common stock of $34.0 million offset by $21.1 million of proceeds from the issuance of 5.3 million shares of common stock through the exercise of employee stock options and the sale of common stock through the employee stock purchase plan.

Credit facility

In August 2005, we entered into an Amended and Restated Revolving Credit Agreement. The August 2005 credit facility replaced our previously existing credit facility, originally dated July 25, 2000, which was scheduled to expire in February 2006. The credit facility allows us to borrow up to $30 million less any amounts committed under outstanding letters of credit. The credit facility expires in August 2008.

As of September 30, 2005, amounts borrowed under the revolving credit facility bear interest at either the prime rate or at a Eurocurrency rate plus applicable margin of 2.25%. Additionally, we are required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit facility and a letter of credit fee of 2.25% of the face amount of outstanding letters of credit. Under the terms of the credit facility, we must comply with various financial and non-financial covenants.

As of September 30, 2005, we were in compliance with all of our covenants. Borrowings under the credit facility are secured by substantially all of our assets and pledges of shares and equity interests of certain of our subsidiaries. At September 30, 2005, we had no borrowings under the revolving credit facility and approximately $10.4 million outstanding under standby letters of credit, leaving approximately $19.6 million available for future borrowings.

Stock Repurchase Program

In November 2003, the Board of Directors authorized us to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased our stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. In the three months ended September 30, 2005, we repurchased 850,000 shares of common stock at an average price of approximately $11.18 per share, excluding commissions, for an aggregate purchase price of approximately $9.5 million. In the nine months ended September 30, 2005, we repurchased 3,244,500 shares of common stock at an average price of approximately $10.42 per share, excluding commissions, for an aggregate purchase price of approximately $34.0 million. During the three and nine months ended September 30, 2004, we did not repurchase any shares of common stock under this plan. Since the initiation of the repurchase program, we have repurchased 4,333,500 shares of common stock at an average price of approximately $9.93 per share, excluding commissions, for an aggregate purchase price of $43.2 million.

Restructuring

We continue to evaluate alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments as well as prevailing economic conditions in the real estate markets in which we lease office space. In the nine months ended September 30, 2005, we recorded an adjustment to the purchase price allocation for the Modem acquisition of $0.8 million to decrease the acquired restructuring accrual to reflect the remaining workforce and related costs expected to be paid.

In addition, we recorded restructuring activity related to new developments and conditions in the real estate markets during the nine months ended September 30, 2005. We recorded restructuring expense totaling $3.0 million related to additional space identified in the San Francisco and Norwalk offices. The space in San Francisco was included in the restructuring accrual as a result of the consolidation of our local offices subsequent to the Modem acquisition. The facility charge represents an estimate of future obligations under the terms of the leases for the excess space less anticipated income from subleasing activities. We entered into a sublease agreement for two of the floors in the Norwalk office and reduced the accrual by $1.4 million to reflect the sublease income expected under the terms of the sublease. Of the $1.4 million adjustment, approximately $0.2 million was recorded as a portion of the reduction in restructuring expense discussed above, and $1.2 million was a reduction to goodwill as the initial restructuring activity was recorded in connection with purchase accounting. In addition, we determined that one floor in our New York office, which was initially included in the restructuring accrual in 2001, as well as space on one of the restructured floors in the Norwalk, should be returned to operations due to changes in business needs and the relocation of a former Modem Media client to the New York office. The remaining liabilities of $3.0 million related to the New York office space and $0.3 million related to the

Norwalk office space were removed from the accrual. The adjustment for the New York space was recorded as a reduction in restructuring expense. The adjustment for the Norwalk space was recorded as a reduction to goodwill since the initial restructuring activity was recorded in connection with purchase accounting.

At September 30, 2005, approximately 48,000 square feet identified as excess space remained available for sublease. For the nine months ended September 30, 2005 and 2004, net cash expenditures related to restructuring activities were $13.1 million and $7.7 million, respectively. As of September 30, 2005, total remaining net cash expenditures related to restructuring activities were $18.6 million. Approximately $1.1 million in net cash expenditures are expected in the fourth quarter of 2005, and the remaining net cash expenditures of approximately $17.5 million, related mainly to real estate rental obligations, over the following 6 years.

The following is a summary of restructuring activity since December 31, 2004 (dollars in thousands):

	Accrued Restructuring at December 31, 2004	Utilization 2005	Adjustments 2005	Accrued Restructuring at September 30, 2005
Workforce reduction and related costs	$3,917	$(2,850)	$(592)	$475
Consolidation of facilities	30,062	(10,230)	(1,715)	18,117

Total	$33,979	$(13,080)	$(2,307)	$18,592

Other Debt and Commitments

The following table summarizes our contractual cash commitments as of September 30, 2005. (Note: interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in thousands)
	Total	2005	2006- 2007	2008– 2009	2010 and thereafter
Notes payable and tenant improvement loans	$292	$63	$153	$76	$—
Operating leases	157,392	5,183	42,076	39,193	70,940

Total gross obligations	157,684	5,246	42,229	39,269	70,940

Non-cancelable sublease income	(9,901)	(913)	(4,371)	(3,725)	(892)

Total net obligations	$147,783	$4,333	$37,858	$35,544	$70,048

As of September 30, 2005, all minimum sublease income due in the future under non-cancelable subleases is related to restructured facilities.

Operating leases. We lease office facilities and some of our office equipment under cancelable and noncancelable operating lease agreements expiring at various dates through 2017. In April 2004, we entered into an agreement to lease approximately 200,000 square feet of office space in downtown Boston. The space serves as our new headquarters. The lease commenced in September 2005, upon our occupying the space. We commenced construction of improvements to our new office space in March 2005. We are not required to commence rental payments until December 2005. The lease expires in November 2017. Total contractual obligations under the lease are $86.3 million, which are included in the table above. Rent payments due in the future for both operating and restructured office space are reflected in the cash obligations table above.

Notes payable and tenant improvement loans. Since 1995, we have received tenant allowances, which are required to be reimbursed to the landlord through 2005. In connection with the acquisition of Modem, we acquired debt of $0.4 million related to amounts advanced to Modem in November 2000 for leasehold improvements at Modem’s Norwalk, Connecticut office. Payments for these advances are being made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these advances and notes payable was $0.3 million as of September 30, 2005.

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

In the third quarter of 2005, Modem continued to be a guarantor for an office lease obligation of CentrPort. As of September 30, 2005 and December 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease were $4.2 million and $4.8 million, respectively, subject to adjustment in accordance with the terms of the lease. The balance is scheduled to be reduced by approximately $0.8 million per year through June 30, 2010. During the quarter ended June 30, 2005, we paid $64,000 on behalf of CentrPort for a portion of its lease obligations for the second quarter of 2005. During the third quarter of 2005, we paid approximately $178,000 on behalf of CentrPort for a portion of its lease obligations for the quarter.

Also during the third quarter of 2005, CentrPort’s assets were sold by the Receiver. After the sale Modem was informed that rent payments would no longer be made by or on behalf of CentrPort. In order to obtain rights that would help mitigate liability as guarantor, we agreed to assume CentrPort’s lease as of October 2005. Accordingly, we are now responsible to pay the lease obligation until the space can be leased to a third party or until a settlement is reached with the landlord. We are taking all appropriate actions to mitigate our liability.

At September 30, 2005, we have a liability for the full remaining balance of the guarantee of $4.2 million included in our balance sheet. Our liability will be offset by the portion of the proceeds received from the Receiver for the sale of CentrPort’s assets and may be further mitigated if the CentrPort space is leased to a third party or if Modem Media and the landlord can reach a settlement on the payment obligations.

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

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In some instances, you can identify forward-looking statements by the fact that we use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, any statements contained herein regarding expectations with respect to our future revenues or clients, concentration of credit risk, profitability, expenses (including professional services costs, selling, general and administrative expenses and stock-based compensation), utilization rates, working capital and capital expenditure requirements, collectibility of amounts due from Delta Air Lines, our restructuring or further sublease of real estate obligations, recently issued accounting pronouncements, litigation, shareholder rights plan, compliance with covenants under current credit facilities, strategic investments, additional external financing through credit facilities or internal controls are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Those factors include, without limitation, demand for our services (including the willingness and ability of our clients to maintain or expand their spending), overall economic and business conditions, changes in government regulation of our industry and the internet, our ability to protect our intellectual property and proprietary rights, our ability to sublease or renegotiate terms for our excess office space in the anticipated time frame, the ability of our sublease tenants to meet their obligations to us, resolution of ongoing litigation in which we are involved, continued uncertainty regarding an economic recovery, budgetary and spending decisions by our client base, the financial condition of our clients, competitive factors in the market, our Shareholder Rights Plan and our ability to effectively manage our size, growth and our client relationships, among other factors. A further review of the risks and uncertainties potentially impacting our future performance can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ended September 30, 2005:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares(or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2005 through July 31, 2005	—	$—	—	$36,306,000
August 1, 2005 through August 31, 2005	850,000	$11.23	850,000	$26,764,000
September 1, 2005 through September 30, 2005	—	$—	—	$26,764,000

Total	850,000	$11.23	850,000	$26,764,000

Item 6.	Exhibits

Exhibits

Exhibit No.	Exhibit Index Title	Method of Filing
10.1	Amended and Restated Revolving Credit Agreement	Filed herewith

31.1	Rule 13a-14(a) / 15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

*	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: November 8, 2005	/s/ BRIAN K. ROBERTS
Brian K. Roberts
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)