Form 10-K
period 2005-12-31
DIGITAS INC
filed 2006-03-14
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-29723

DIGITAS INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3494311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

33 Arch Street	02110
Boston, Massachusetts (Address of principal executive offices)	(Zip Code)

(617) 369-8000

(Registrant’s Telephone Number, Including Area Code)

The Prudential Tower

800 Boylston Street, Boston, Massachusetts 02199

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

Securities Registered Pursuant to Section 12(b) of The Act: None

Securities Registered Pursuant to Section 12(g) of The Act:

Common Stock, $.01 Par Value Per Share

Preferred Stock Purchase Rights

(Title of Each Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in 12b-2 of the Exchange Act.

☒  Large accelerated filer                      ☐  Accelerated filer                      ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing sale price of $11.41 on the Nasdaq National Market on June 30, 2005 was $1,018,584,380.

As of March 8, 2006, 90,741,151 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s Annual Meeting of Stockholders to be held on May 11, 2006 are incorporated by reference into Part III of this report to the extent described therein.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” AND “CONTINUE” OR SIMILAR WORDS. THESE STATEMENTS INCLUDE WITHOUT LIMITATION STATEMENTS CONCERNING OVERALL ECONOMIC AND BUSINESS CONDITIONS, COMPETITIVE FACTORS IN OUR MARKETS, THE DEMAND FOR OUR SERVICES, INCLUDING THE WILLINGNESS AND ABILITY OF OUR CLIENTS TO MAINTAIN OR INCREASE SPENDING LEVELS, THE FINANCIAL POSITION OF OUR CLIENTS, OUR ABILITY TO MANAGE OUR REVENUE AND COST STRUCTURE AS WELL AS CLIENT BUDGETS, BENEFITS OF OUR ACQUISITION ACTIVITY, COMPANY GROWTH, EXPOSURE FROM ONGOING LITIGATION AND POTENTIAL FUTURE LITIGATION, OUR ABILITY TO SUBLET OUR EXCESS REAL ESTATE IN THE ANTICIPATED TIME FRAME AND TO MEET CURRENT AND FUTURE REAL ESTATE REQUIREMENTS, UTILIZATION OF BILLABLE EMPLOYEES, FUTURE CASH REQUIREMENTS, OUR TAX POSITION, INCLUDING OUR ABILITY TO DEDUCT STOCK-BASED COMPENSATION, CHANGES IN GOVERNMENT REGULATION OF OUR INDUSTRY AND THE INTERNET, OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, CONCENTRATION OF CREDIT RISK AND COMPLIANCE WITH COVENANTS UNDER CURRENT CREDIT FACILITIES, AMONG OTHER FACTORS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR FUTURE EXPECTATIONS OF FUTURE EVENTS, CONTAIN PROJECTIONS OF OUR FUTURE RESULTS OF OPERATIONS OR OF OUR FINANCIAL CONDITION, OR STATE OTHER “FORWARD LOOKING” INFORMATION. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO OUR INVESTORS. HOWEVER, THERE MAY BE EVENTS IN THE FUTURE THAT WE ARE NOT ABLE TO ACCURATELY PREDICT OR CONTROL AND THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE FACTORS DESCRIBED IN “RISK FACTORS AND IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS” BEGINNING ON PAGE 7. READERS SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

PART I

Item 1. Business

Overview

Digitas Inc., a Delaware corporation organized in 1999, is the parent company to three agencies, Digitas LLC, Medical Broadcasting, LLC (“MBC”) and Modem Media, Inc.

The agencies of Digitas Inc. (NASDAQ: DTAS) help blue-chip global brands develop, engage and profit from their customers through digital, direct and indirect relationships. Driving accountable and measurable relationship engines, the agencies are known for combining creativity and customer insight with analytics, measurement and strategy across digital and direct media. The Digitas LLC agency (www.digitas.com), founded in 1980, has locations in Boston, Chicago, Detroit and New York. The Digitas LLC agency has relationships with clients such as American Express, AT&T and General Motors. MBC (www.mbcnet.com), founded in 1989 and acquired by Digitas Inc. in January 2006, is located in Philadelphia. MBC has long-term relationships with clients such as AstraZeneca International, Bristol Meyers Squibb, McNeil and Wyeth. The Modem Media agency (www.modemmedia.com), founded in 1987 and acquired by Digitas Inc. in October 2004, has locations in Atlanta, London, New York, Norwalk and San Francisco. The Modem Media agency has relationships with clients such as Delta Air Lines, Heineken and Kraft Foods. In total, Digitas Inc. and its three agencies employ more than 1,800 professionals.

Digitas Inc. maintains a website on the World Wide Web at www.digitasinc.com. Digitas Inc. makes available, free of charge, through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits thereto, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Digitas Inc.’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. You may also obtain copies of any of Digitas Inc.’s reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549.

Our Agencies

Our agencies combine creativity and customer insight with analytics, measurement and strategy in digital and direct marketing to build accountable and measurable relationship marketing programs or what we call “marketing engines.” These marketing engines engage brands with consumers across customer lifecycles and various contact points. We categorize our agencies’ work as Infrastructure and Technology Enablement, including customer relationship management infrastructure work including customer strategy, research and planning, analytics and market data and technology enablement, and Digital and Direct Agency Services, including digital marketing, internet solutions, live channels, promotions and direct marketing/direct response.

Our Approach: The Digitas, Modem Media and MBC agencies provide services that help their clients maximize the value of their customer bases. We believe that personalized and contextual marketing creates long-term and valuable customer relationships. The agencies’ marketing engines are designed to help clients increase market share through quantitative and qualitative improvements in their customer relationships. Our skills in performance measurement and use of that information allow us to continue to evolve and improve our programs and achieve measurable results for our clients.

The agencies’ approaches are highly disciplined, results-oriented, and combine infrastructure and technology enablement and creative execution to support clients’ efforts to manage their customer relationships more effectively. We take an aggressive approach in reviewing our clients’ businesses thoroughly to solve their challenges. We consider our clients’ competitive positions, their existing assets and brand strengths, as well as their broad organizations and cultures before recommending solutions. We partner with our clients to create long-standing marketing, acquisition, loyalty and retention engines.

Infrastructure and Technology Enablement: Our agencies analyze a client’s customer base to find unrealized value and then design targeted customer experiences across multiple marketing channels to recognize that value. Through testing and measurement we develop recommendations for possible marketing investment and channel communication mix. It is the combination of top-down analysis of the economic opportunities and bottom-up customer and data insights that makes it possible for us to propose initiatives, which improve in-market performance while also supporting long-term strategies to increase the profitability of our clients’ customer relationships.

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

Digital and Direct Agency Services: We build integrated marketing campaigns and communication programs focused on acquiring, retaining, and growing customer relationships. Creating consistent customer experiences—regardless of the communication channel—and combining customer data sets in new ways, we get a better understanding of customer needs, attitudes and behaviors. This, along with primary research, helps us determine which marketing channels customers should use to fulfill their needs, and what decisions they should make as they buy. Using these insights, we design marketing programs to be delivered to the right customers at the right time in the right place. We work across many channels including Internet, wireless, direct mail, print, direct TV, call centers and live events.

Clients, Marketing and Sales

Digitas LLC, MBC and Modem Media relationship managers are primarily responsible for marketing and sales efforts. These members of our senior management team are directly involved and embedded in client engagements and marketing efforts. Additionally, the agencies rely on their strong reputations, quality client bases and proven results to grow existing clients and develop new client relationships.

Digitas LLC, MBC and Modem Media develop long-term strategic relationships primarily with established companies whose principal assets include leading brands and strong customer bases. The agencies seek to work with companies operating in industries in which the economics of customer loyalty are most compelling, thereby providing the greatest opportunity to affect market share and return on customer base investments. For the Digitas and Modem Media agencies, these industries include financial services, media and entertainment, travel-related services, healthcare and pharmaceuticals, business products and services, technology, telecommunications, and consumer products. For MBC the industries of primary focus are healthcare and pharmaceuticals.

Digitas Inc.’s results of operations and business depend on relationships with a limited number of large clients. For 2005, Digitas Inc.’s two largest clients, American Express and General Motors accounted for approximately 26% and 22% of fee revenue, respectively. Digitas Inc.’s top ten clients in 2005 accounted for approximately 67% of our 2005 fee revenue.

Competition

The Digitas Inc. agencies compete with companies that offer strategic consulting, web design, digital and direct marketing, information technology and e-commerce services, as well as the in-house development efforts of many companies. Current competitors by category of expertise include the following:

•	strategic consulting firms such as Bain & Company, Boston Consulting Group, McKinsey & Company and Monitor;

•	digital and direct marketing companies such as aQuantive, BBDO, Cadient Group, Grey, IMC2, OgilvyOne and Wunderman;

•	customer relationship management units of systems integrators such as Accenture, Cap Gemini and Sapient;

•	internal information technology departments of current and potential clients; and

•	e-commerce and technology service providers.

Because relatively low barriers to entry characterize the industry, we also expect other companies to enter the market.

We believe that the principal competitive factors in our industry are:

•	quality of services;

•	technical and strategic expertise;

•	ability to provide end-to-end solutions;

•	speed of development and implementation of integrated solutions;

•	value of the services provided compared to the price of these services;

•	reputation and experience of professionals delivering the services;

•	project management capabilities;

•	brand recognition and size of the firm;

•	effectiveness of sales and marketing efforts; and

•	financial stability.

We believe that our agencies compete favorably with respect to most of these factors. In particular, we believe that the agencies offer an integrated set of skills and expertise that many existing service providers are not well suited to provide.

People and Culture

Our people are our single greatest asset and the key to reaching our company-wide goal to be the undisputed industry leader. Our culture reflects the core values of our people. Our values are “One with the Client,” “Experts Inspiring Experts” and “Best Getting Better.” In furtherance of this mission, our employees collaborate to apply their creativity in the conception, design, and implementation of innovative client solutions. Our formal training program emphasizes improvement of individual skills as well as optimization of team performance. Our knowledge management infrastructure and processes are designed to ensure that best practices and thinking are shared and leveraged globally to the extent permitted. We have a competency- and outcomes-based performance management process that encourages frequent, actionable feedback and ensures that all employees have specific, measurable goals and are supported in developing skills and knowledge. The end result is a dynamic and rewarding work environment for our people.

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

Employees

As of December 31, 2005, Digitas Inc. had approximately 1,740 employees, approximately 1,660 of whom were located in the United States. As of December 31, 2004, Digitas Inc. had approximately 1,500 employees, approximately 1,410 of whom were located in the United States. As of December 31, 2005, Digitas Inc. had approximately 1,455 billable employees and 285 corporate and administrative non-billable employees. As of December 31, 2004, Digitas Inc. had approximately 1,245 billable employees and 255 corporate and administrative non-billable employees. Digitas Inc. employees are not represented by any union and, except for senior management and certain other employees, are retained on an at-will basis.

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

Item 1A. Risk Factors

Risk Factors and Important Factors that may Affect Future Results

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

We derive a significant portion of our revenues from large-scale engagements with a limited number of clients. Most of these relationships, including those with our two largest clients, are terminable by the client without penalty on 90 days prior written notice. For the twelve months ended December 31, 2005, our two largest clients, American Express and General Motors, accounted for approximately 26% and 22%, respectively, of our fee revenue. For the twelve months ended December 31, 2004, General Motors, American Express and AT&T, our three largest clients for that year, accounted for approximately 24%, 23% and 12%, respectively, of our fee revenue. The loss of any major client or any significant reduction in the use of our services by a major client could materially reduce our revenue and have a negative impact on our operating results, financial condition and reputation in our market.

The bankruptcy or insolvency of a significant client could have a material adverse effect on our business, financial condition and results of operations.

Due to our dependence on a limited number of clients, we are subject to a concentration of credit risk with respect to accounts receivable. In the case of bankruptcy or insolvency by one of our significant clients, accounts receivable with respect to that client would potentially be uncollectible, adversely affecting our financial performance. For example, in September 2005, Delta Air Lines filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We recorded a $3.2 million charge to professional services costs related to estimated exposure on collectibility of receivables due from Delta as of the bankruptcy filing date for services performed prior to that date. Our ability to collect those receivables remains uncertain and will depend upon the outcome of Delta’s reorganization proceedings. In 2005, General Motors suffered large financial losses. For the twelve months ended December 31, 2005, General Motors accounted for approximately 22% of our fee revenue. In the event General Motors were to seek legal protection against its creditors, we may not be able to collect our outstanding accounts receivable which could have a material adverse effect on our business, operating results and financial condition. Our General Motors’ gross accounts receivable balance, which includes amounts billed and unbilled for both fee revenue and pass-through expenses, can fluctuate significantly based on the timing of payment and billings for fee and pass-through expenses.

We may be held liable for financial or other commitments that we enter into for or on behalf of our clients.

We incur expenses with third parties on our clients’ behalf in connection with providing marketing services. For example, for the printing of marketing materials for a direct mail campaign we may in some instances be required to pay the printer for the costs of production and postage in advance of receiving these funds from our client. In the event our client fails to pay us for these pass-through expenses and we have already paid these amounts to the vendor, we may not be able to recover these amounts from either our client or the vendor. Also, we sometimes sign contracts with vendors on our client’s behalf as an agent for a disclosed principal. If the client later decides not to engage a particular vendor with which we have already contracted, or if the client becomes insolvent or files for bankruptcy, the vendor may seek to be paid by us. While we try to negotiate terms into our vendor agreements that protect us from liability for payment due to the non-performance of our client, there can be no guarantees that we will be successful in negotiating these terms with all of our client vendors, or that the terms of these provisions will be found enforceable by a court.

Our failure to meet clients’ expectations could result in losses or negative publicity and could subject us to liability for the services we provide.

As clients have dedicated more money and resources to our engagements with them, their expectations have also increased. As client engagements become larger and more complex and are required to be completed in a shorter time frame, we face increased management challenges and greater risk of mistakes or late delivery. Any failure on our part to deliver services in accordance with clients’ expectations could result in:

•	additional expenditures by us to correct the problem;

•	delayed or lost client revenues;

•	adverse client reactions and negative publicity; and

•	claims against us.

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

If we succeed in expanding our business, that expansion may place increased demands on our management, operating systems, internal controls and financial and physical resources. If not managed effectively, these increased demands may adversely affect the services we provide to existing clients. In addition, our personnel, systems, procedures and controls may be inadequate to support future operations. These increased demands could result in increased employee attrition which would create greater strain on our operations. Consequently, in order to manage growth effectively, we may be required to increase expenditures to expand, train and manage employee base, improve management, financial and information systems and controls, or make other capital expenditures. Our results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by future growth.

Actual and perceived conflicts of interest may restrict us in obtaining new clients.

Actual and perceived conflicts of interest are inherent in our industry. Our agencies have entered into exclusivity arrangements with several of their clients that prohibit them from providing services to competitors of those clients or client brands. In addition, although not contractually prohibited from providing services to a competitor of a client, our agencies sometimes decline to accept potential clients because of actual or perceived conflicts of interest with their existing clients or because a client insists, for whatever reason, that the agency not work with its competitors. In addition, potential clients may choose not to retain our agencies for reasons of actual or perceived conflicts of interest. Many of our agencies’ clients compete in industries where only a limited number of companies gain meaningful market share. As a result, if one of our agencies decides not to perform services for a particular client’s competitors, or if potential clients choose not to retain them because of actual or perceived conflicts and the agency client fails to capture a significant portion of its market, that agency may receive reduced or no future revenue in that particular industry. Clients of Digitas, MBC and Modem Media agencies that compete with one another may not be satisfied with the organizational steps we have taken to address the actual or perceived conflicts of interest and may choose not to continue to engage our agencies for services.

We may need to increase reserves for surplus office space if subtenants fail to pay their rent.

As part of a series of cost reduction efforts, we determined that we had surplus office space. As a result of these efforts, we abandoned the surplus office space and recorded reserves for lease liabilities based on minimum lease payments for the space abandoned net of the rent we estimated we could realize upon subletting the space. We have sublet approximately 22,000 square feet of surplus New York City office space, approximately 53,000 square feet of surplus San Francisco office space, approximately 15,000 square feet of surplus Miami office space and approximately 33,000 square feet in Norwalk. The New York sublease expires in March 2011, the San Francisco sublease expires in January 2010, and the Miami sublease expires in January 2008. If one or more subtenants fail to pay their rent to us, we may need to increase reserves, depending on the circumstances at the time.

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

Failure to meet client demands that their relationship marketing service providers be able to handle assignments on a worldwide basis may jeopardize our existing client relationships and limit our ability to attract new clients. Currently, Modem Media serves European markets from its office in London and all three of our agencies can serve markets in other regions from offices in the United States. To succeed we may also need to deepen and broaden expertise in dealing with worldwide assignments by expanding our presence outside of the United States or by hiring more senior executives with multi-national technology, marketing and customer relationship management expertise; and there is no assurance that we can attract those people or establish on a profitable basis offices outside of the United States.

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

Failure to maintain our reputation and expand name recognition could impair our ability to remain competitive.

We believe that establishing and maintaining name recognition and a good reputation for us and our agencies is critical to attracting and expanding a targeted client base as well as attracting and retaining qualified employees. If our reputation is damaged or if we are unable to establish name recognition, we may become less competitive or lose market share. In addition, our name, or the name of any of our agencies, could be associated with any business difficulties of our agencies’ clients. As a result, the difficulties or failure of one of our clients could damage our reputation and name and make it difficult for us to compete for new business.

Our industry is highly competitive, rapidly changing and has low barriers to entry; if we cannot effectively compete, our revenue may decline.

Our industry is relatively new and intensely competitive. We expect competition to intensify even further as the industry matures. Some of our current competitors have more clients, greater brand or name recognition and greater financial, technical, marketing and public relations resources than we do. Furthermore, our industry, and the related technology, is evolving quickly and has relatively low barriers to entry. As a result, new and unknown market entrants pose a threat to our business.

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

Past and potential future acquisitions could be difficult to integrate, disrupt business, adversely affect operating results and dilute shareholder value.

In January 2006 we acquired Medical Broadcasting, LLC, and in October 2004 we acquired Modem Media, Inc., each a provider of interactive marketing strategy services. We may acquire other businesses in the future, which may complicate our management tasks. We may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to do so could result in our inability to retain the management, key personnel, employees and clients of the acquired business. Integration efforts also may distract our management from servicing existing clients. Failure to manage future acquisitions successfully could seriously harm operating results. Also, acquisition costs could cause quarterly operating results to vary significantly. Furthermore, our stockholders could be diluted if we finance the acquisitions by issuing equity securities.

In addition, we may not realize the anticipated benefits of prior or any future acquisitions to the extent anticipated or at all. For example, if MBC’s revenue decreases or its operating costs increase to levels not expected by our management, or if the acquisition results in unforeseen liabilities, including lawsuits or demands on resources, our business, results of operations and financial condition could be materially and adversely affected.

Increased government regulation of various direct marketing channels and the marketing of some products could adversely affect our business.

State and federal government regulation of various direct marketing channels, such as the Internet, electronic mail and telephone, and regulation of the marketing of some products, such as pharmaceuticals, is increasing. New laws and regulations, or new interpretations of existing laws and regulations, could impact us directly or indirectly by preventing clients from using certain direct marketing methods. For example, privacy laws have curtailed the use of customer information by companies. Violations of these laws and regulations could also result in liability for us and our clients. New laws and regulations could create limitations on clients’ ability to market to targeted customers which in turn could decrease the demand for our services and have a material adverse effect on our future operating performance.

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

Our ability to succeed depends on the continued investment by our current and future clients in the services that we offer. In the past our business has been adversely impacted by a decline in demand for our services, primarily related to an overall economic downturn. An economic recession or downturn in the United States and abroad may cause some of our current and future clients to reduce or eliminate their budgets for our services. Furthermore, the reduction in client budgets may intensify competition and further increase pressure for us to reduce the fees charged to clients. A lasting economic recession or downturn in the United States or abroad may have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Legal Uncertainty

We may be subject to claims that our client work, or our client’s use of our work, violates the intellectual property rights of a third party.

Third parties may have legal rights, including ownership of patents, trade secrets, trademarks and copyrights, to ideas, materials or processes that are the same or similar to those we use in the work we produce for our clients. Third parties may bring claims, or threaten to bring claims, against us or our clients that these intellectual property rights are being infringed or violated by our use or our clients’ use of intellectual property. Litigation or threatened litigation could be costly and distract our senior management from operating our business. Further, if we cannot establish our right or obtain the right to use the intellectual property on reasonable terms, we may be required to develop alternative intellectual property at our expense to mitigate potential harm and permit our clients’ marketing programs to proceed. Where a third party brings or threatens to bring a claim, our clients may also seek indemnification from us to the extent their business is harmed by the claim or threatened claim. We also risk being subject to a third party claim where we secure the rights to use the third party’s intellectual property, but where a client uses it in a way inconsistent with the scope of the license.

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

We adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of January 26, 2005. Each right entitles the holder to purchase one unit consisting of one ten-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock for $45 per unit. Under circumstances specified in the plan, if a person or group acquires 15 percent or more of our outstanding common stock, holders of the rights (other than the person or group that triggered the exercise) will be able to purchase, for the $45 exercise price, shares of our common stock or common stock of any company into which we have merged having a market value of $90. The rights expire on January 26, 2015, unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters and principal administrative and finance operations are located in leased facilities in Boston, Massachusetts consisting of approximately 200,000 square feet of office space. In April 2004, we signed a lease agreement for the office space in Boston which will run through November 2017. We occupied the space in September 2005. We lease approximately 135,000 square feet of office space in New York City. The New York City lease expires in March 2011. We also lease approximately 150,000 square feet of office space in Norwalk, Connecticut and additional office space totaling approximately 230,000 square feet, primarily in San Francisco, Chicago and London. Of the approximately 720,000 total square feet that we lease, we determined we had approximately 180,000 square feet as excess space. Approximately 74,000 square feet identified as excess space remains available for sublease at December 31, 2005. We are actively pursuing and evaluating our alternatives with respect to our excess office space. A discussion of our restructuring activities with respect to excess space is included in Item 7 of this annual report on Form 10-K. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

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

Digitas Inc. is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Digitas Inc., several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of Digitas Inc.’s common stock between March 13, 2000, the date of the Offering, and December 6, 2000. The plaintiffs allege, among other things, that Digitas Inc.’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Digitas Inc.’s stock price in the period after the Offering. The plaintiffs claimed violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against Digitas Inc.’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claims against Digitas Inc. were dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Digitas Inc., with respect to the remaining claims. A court hearing on the fairness of the proposed settlement to the plaintiff class is scheduled for April 24, 2006. If the settlement is approved by the court, the settlement would resolve those claims against Digitas Inc. and is expected to result in no material liability to it. Digitas Inc. believes that the claims against it are without merit and, if they are not resolved as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on Digitas Inc.’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Modem Media, Inc., or Modem Media, is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Beginning in August 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Modem Media, several of its officers and directors, and five underwriters of its initial public offering (the “Modem Media Offering”). The purported class actions are all brought on behalf of purchasers of Modem Media’s common stock between February 5, 1999, the date of the Modem Media Offering, and December 6, 2000. The plaintiffs allege, among other things, that Modem Media’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Modem Media’s stock price in the period after the Modem Media Offering. The plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Modem Media. A court hearing on the fairness of the proposed settlement to the plaintiff class is scheduled for April 24, 2006. If the settlement is approved by the court, the settlement would resolve the claims against Modem Media and the individual defendants and is expected to result in no material liability to Digitas Inc. Digitas Inc. believes that the claims against Modem Media are without merit and, if they are not resolved as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on Digitas Inc.’s financial position or its results of operations, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity

             Securities

Market information. Our common stock is traded on the Nasdaq National Market under the symbol “DTAS”. As of March 8, 2006, there were 158 holders of our common stock of record. The following table sets forth high and low reported sales prices for the common stock for each fiscal quarter from January 1, 2004 through March 8, 2006.

	High	Low
2004
1st Quarter	$13.24	$8.97
2nd Quarter	$11.54	$8.07
3rd Quarter	$11.25	$6.21
4th Quarter	$10.10	$7.71
2005
1st Quarter	$10.98	$9.00
2nd Quarter	$11.99	$9.38
3rd Quarter	$12.11	$10.61
4th Quarter	$13.38	$9.81
2006
1st Quarter (through March 8, 2006)	$14.67	$12.46

Dividend policy. We have never declared or paid cash dividends on our common stock. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our Board of Directors may consider.

Equity compensation plan information. The following table sets forth information regarding securities authorized for issuance under Digitas Inc.’s equity compensation plans as of December 31, 2005, including the Bronner Slosberg Humphrey Co. 1998 Option Plan, Bronner Slosberg Humphrey Co. 1999 Option Plan, Digitas Inc. 2000 Stock Option and Incentive Plan, Digitas Inc. 2000 Employee Stock Purchase Plan, Digitas Inc. 2005 Employee Stock Purchase Plan, Modem Media Advertising Limited Partnership 1996 Option Plan, Modem Media.Poppe Tyson, Inc. Amended and Restated 1997 Stock Option Plan, Modem Media.Poppe Tyson, Inc. 1999 Stock Incentive Plan, Vivid Holdings, Inc. 1999 Stock Incentive Plan and Modem Media 2000 Stock Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,317,719	$4.64	11,971,819
Equity compensation plans not approved by security holders	64,013	5.19	—

Total	19,381,732[1]	$4.64	11,971,819[2]

[1]	Includes options outstanding under the Bronner Slosberg Humphrey Co. 1998 Option Plan, Bronner Slosberg Humphrey Co. 1999 Option Plan, Digitas Inc. 2000 Stock Option and Incentive Plan, Modem Media Advertising Limited Partnership 1996 Option Plan, Modem Media.Poppe Tyson, Inc. Amended and Restated 1997 Stock Option Plan, Modem Media.Poppe Tyson, Inc. 1999 Stock Incentive Plan, Vivid Holdings, Inc. 1999 Stock Incentive Plan and Modem Media 2000 Stock Incentive Plan.
[2]	Includes shares available for future issuance under the Bronner Slosberg Humphrey Co. 1998 Option Plan, Bronner Slosberg Humphrey Co. 1999 Option Plan, Digitas Inc. 2000 Stock Option and Incentive Plan, Digitas Inc. 2000 Employee Stock Purchase Plan and Digitas Inc. 2005 Employee Stock Purchase Plan.

Unregistered Sales of Equity Securities and Use of Proceeds. We did not sell any unregistered equity securities during the year ended December 31, 2005.

Issuer Purchases of Equity Securities. The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ended December 31, 2005:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
October 1, 2005 through October 31, 2005	395,000	$10.89	395,000	$22,464,000
November 1, 2005 through November 30, 2005	796,657	$11.21	796,657	$13,536,000
December 1, 2005 through December 31, 2005	27,500	$12.04	27,500	$—	*

Total	1,219,157	$11.12	1,219,157	$—	*

*	The stock repurchase program authorized by the Board of Directors in November 2003 and extended by the Board of Directors in July 2004 expired on December 31, 2005. Accordingly, no amounts remain available for the repurchase of common stock under the program at December 31, 2005.

Item 6. Selected Financial Data

The following table sets forth selected financial data and other operating information of Digitas Inc. The selected statement of operations and balance sheet data for 2005, 2004, 2003, 2002, and 2001 as set forth below is derived from the audited financial statements of Digitas Inc. The information is only a summary and should be read in conjunction with Digitas Inc.’s audited financial statements and related notes and other financial information included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004*	2003	2002	2001
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Fee revenue	$340,478	$251,585	$209,470	$203,931	$235,514
Pass-through revenue	225,019	130,447	102,343	117,093	99,781

Total revenue	565,497	382,032	311,813	321,024	335,295

Operating expenses:
Professional services costs	198,066	144,195	122,752	120,430	157,694
Pass-through expenses	225,019	130,447	102,343	117,093	99,781
Selling, general and administrative expenses	99,077	73,289	65,755	67,748	95,545
Stock-based compensation	2,354	1,635	7,451	8,447	10,147
Amortization of intangible assets	2,800	1,289	706	706	25,238
Restructuring expenses (income), net	671	1,220	(4,109)	47,114	41,888

Total operating expenses	527,987	352,075	294,898	361,538	430,293

Income (loss) from operations	37,510	29,957	16,915	(40,514)	(94,998)
Other income, net	4,697	1,198	161	414	1,058
Provision for income taxes	(1,317)	(233)	(217)	(200)	(148)

Net income (loss)	$40,890	$30,922	$16,859	$(40,300)	$(94,088)

Net income (loss) per share—basic	$0.46	$0.44	$0.28	$(0.65)	$(1.58)

Net income (loss) per share—diluted	$0.42	$0.39	$0.24	$(0.65)	$(1.58)

Weighted average common shares outstanding
Basic	89,091	69,737	60,754	62,354	59,514
Diluted	97,531	79,091	69,234	62,354	59,514

	As of December 31,
	2005	2004*	2003	2002	2001
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents**	$180,297	$130,546	$53,843	$48,977	$46,473
Short-term investments**	37,023	46,999	19,800	19,850	—
Total assets	600,634	524,177	240,521	259,249	251,580
Total long-term debt, less current portion	139	219	282	563	1,096
Total liabilities	193,646	140,494	86,104	119,165	81,694
Shareholders’ equity	406,988	383,683	154,417	140,084	169,886

*	Amounts include results of operations of Modem Media (acquired October 15, 2004) for the periods subsequent to its acquisition.
**	Amounts include reclassification of prior year amounts relating to auction rate securities.

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

Overview

Digitas Inc., a Delaware corporation organized in 1999, is the parent company to three agencies, Digitas LLC, Medical Broadcasting, LLC (“MBC”) and Modem Media, Inc.

The agencies of Digitas Inc. (NASDAQ: DTAS) help blue-chip global brands develop, engage and profit from their customers through digital, direct and indirect relationships. Driving accountable and measurable relationship engines, the agencies are known for combining creativity and customer insight with analytics, measurement and strategy across digital and direct media. The Digitas LLC agency (www.digitas.com), founded in 1980, has locations in Boston, Chicago, Detroit and New York. The Digitas LLC agency has relationships with clients such as American Express, AT&T and General Motors. MBC (www.mbcnet.com), founded in 1989 and acquired by Digitas Inc. in January 2006, is located in Philadelphia. MBC has long-term relationships with clients such as AstraZeneca International, Bristol Meyers Squibb, McNeil and Wyeth. The Modem Media agency (www.modemmedia.com), founded in 1987 and acquired by Digitas Inc. in October 2004, has locations in Atlanta, London, New York, Norwalk and San Francisco. The Modem Media agency has relationships with clients such as Delta Air Lines, Heineken and Kraft Foods. In total, Digitas Inc. and its three agencies employ more than 1,800 professionals.

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

On January 31, 2006, we acquired MBC. MBC was a privately owned Philadelphia based company and offers digital professional services to pharmaceutical and healthcare marketers. Under the purchase agreement, we issued 594,224 shares of our common stock valued at approximately $7.9 million, or $13.24 per share, paid cash of approximately $27.6 million to MBC’s equity holders in exchange for the outstanding membership units of MBC. In addition, the purchase price for the acquisition will include all direct costs incurred by us, primarily consisting of legal and accounting advisory fees. The cash paid as part of the acquisition included approximately $5.1 million required under the agreement for the excess of MBC’s assets over its liabilities on the acquisition date. In addition, the purchase agreement provides for contingent consideration based on MBC’s performance against specified financial performance targets through December 31, 2008. The contingent consideration is calculated based on MBC’s financial performance during specified measurement periods and is payable in two installments, with the first payment scheduled for March 2008 and the second for March 2009. Digitas has the right to buy out its contingent consideration obligation after December 31, 2006 using an agreed upon formula based on the financial performance of MBC through the date of the buy-out. We believe the MBC transaction provides us with additional expertise in digital and direct marketing in the pharmaceutical and healthcare industry. MBC will operate as our third agency and currently employs approximately 140 employees, all of which are located in Philadelphia.

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

Fee revenues increased by $88.9 million or 35.3% in 2005 to $340.5 million from $251.6 million in 2004. This growth resulted predominantly from the acquisition of Modem Media in October 2004 in addition to increased demand for our services as our clients continued to shift expenditures towards direct advertising channels such as the Internet. The increase in fee revenues combined with continued control of our cost structure resulted in net income of $40.9 million, or $0.42 per share, on a diluted basis.

Because we derive substantially all of our revenues from the hourly billings of our employees, our utilization of those employees is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total billable hours worked by our billable employees during the measurement period by the number of hours available to be worked during that period. Utilization was 64% and 63% for 2005 and 2004, respectively. Historically, our largest relationships have the highest utilization rates, as we are able to more efficiently use resources to serve the client demand. As we are able to scale additional client relationships, utilization rates should increase.

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options. In 2005, operations generated cash totaling $91.2 million and net proceeds from the issuance of common stock and the exercise of stock options generated $28.4 million. These increases to cash were offset primarily by $31.6 million of capital expenditures and the repurchase of approximately 4.5 million shares of common stock for a total of $47.5 million. Our credit facility allows us to borrow up to $30 million less any amounts committed under outstanding standby letters of credit. We were in compliance with all restrictive financial covenants as of December 31, 2005. The credit facility expires in August 2008. At December 31, 2005, we had no borrowings under the revolving credit facility and approximately $9.8 million outstanding under standby letters of credit, leaving approximately $20.2 million available for future borrowings.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) requires entities to recognize stock-based compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions). In April 2005, the Securities and Exchange Commission (SEC) issued a final ruling that extended the compliance date for SFAS No. 123(R) to the first interim or annual reporting period of the registrants’ first fiscal year that begins on or after June 15, 2005. We are now required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. Adoption of SFAS No. 123(R) will reduce reported income and net income per share because we currently do not recognize compensation cost for all share-based payments to employees and directors, as permitted by APB Opinion No. 25. We will use SFAS No. 123(R)’s modified prospective application method upon adoption. We estimate the impact of adopting SFAS No. 123(R), to be approximately $5 million to $7 million of additional stock-based compensation expense in 2006, based upon estimated stock-based compensation expense from unvested options outstanding as of the end of 2005 and from expected grants of stock options and purchase of stock under our Employee Stock Purchase Plan in 2006. Total stock-based compensation expense from unvested options and restricted stock outstanding as of the end of 2005, expected grants of stock options and restricted stock in 2006 and purchases of stock under the Employee Stock Purchase Plan in 2006, is expected to be approximately $10 million to $12 million in 2006. Stock-based compensation expense calculated upon adoption of SFAS No. 123(R) may differ from pro-forma amounts currently disclosed in our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits, different assumptions and treatment of forfeitures under SFAS No. 123(R), and changes in interest rates or other factors.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges beginning in the third quarter of 2005. The adoption of the provisions of SFAS No. 153 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. We do not believe that the adoption of SFAS No. 154 will have a significant impact on our financial position or results of operations.

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

We incur significant reimbursable costs on behalf of our clients which are reflected as pass-through revenues. These include payments to vendors for media and production services and postage and travel-related expenses. In accordance with our client agreements, we do not charge a markup on reimbursable costs and we require the client’s approval prior to us incurring them. Although we actively mitigate our credit risk related to these pass-through expenses mainly by billing our clients in advance of incurring the actual expense with vendors and by our customers participating in the management of vendor relationships, we are often the sole party that contracts with these vendors. Collected advance billings are reflected as billings in excess of costs on the balance sheet.

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

Goodwill and Other Intangible Assets

Acquisitions are accounted for under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations.” Accordingly, the preliminary purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Identifiable intangible assets are valued separately based on estimates of future cash flows and those with a determinable useful life are amortized over their expected useful life. Amortizable intangible assets and other long-lived assets are subject to an impairment test under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we measure impairment, if any, based on the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. In addition to $113.8 million of goodwill, identifiable intangible assets acquired as part of the Modem Media acquisition include customer relationships valued at $28.0 million with a ten-year life and trademarks valued at $6.7 million with an indefinite useful life.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill as of that date. SFAS No. 142 requires us to test goodwill and non-amortizable intangible assets for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These events or circumstances generally would include the occurrence of operating losses or a significant decline in earnings associated with the asset. As we have one reporting segment, we utilize the entity-wide approach for assessing goodwill. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. We performed the initial step by comparing our fair market value as determined by our publicly traded stock to our carrying amount. We also considered future discounted cash flows as compared to the carrying amount to assess the recoverability of the goodwill asset. Based upon these tests, we determined that the fair value exceeded the carrying amount in 2005, resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as a loss.

Intangible assets with indefinite lives are not amortized but reviewed for impairment annually, or more frequently, if impairment indicators arise. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. Under SFAS No. 142, the impairment test for intangible assets with indefinite lives requires a determination of the fair value of the intangible asset. If our expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the determination of the fair value or the existence of one or more indicators of impairment, we measure impairment, if any, based on the projected undiscounted cash flow method to determine whether an impairment exists, and then measures the impairment using discounted cash flows. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Stock-based Compensation

We apply the intrinsic value method of Accounting Principles Board Opinion, or APBO, No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for our employee stock-based compensation plans. We provide pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” See our discussion of stock-based compensation in Footnote 1 to the financial statements for the pro forma effect on our net income and income per share had stock-based compensation been determined using the fair value method, as well as for the assumptions we used in calculating the fair value of options. As noted above in “Recent Accounting Pronouncements,” we will adopt SFAS No. 123(R) in the first quarter of 2006.

Restructuring

As part of our restructuring costs, we provide for the estimated costs of the net lease expense for office space that is no longer being utilized. The provision is equal to the future minimum lease payments under our contractual obligations offset by estimated future sublease income. In determining these estimates, we evaluated the timing and our potential to sublease our excess space and our ability to renegotiate various leases at more favorable terms. These sublease estimates, that are made in consultation with our real estate advisers, are based on current and projected conditions at that time in the real estate and economic markets in which we have excess office space. If actual market conditions are more or less favorable than those we project, we may be required to record or reverse restructuring expenses associated with our excess office space.

Deferred Rent

Deferred rent consists of step rent and tenant improvement allowances from landlords related to our operating leases for our facilities. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by us over the term of the lease, which begins at the time we take possession of the space. The amount of the difference is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord as part of the negotiated terms of the lease. These cash payments are recorded as a deferred credit from the landlord that is amortized into income (through lower rent expense) over the term of the applicable lease, which begins at the time we take possession of the space.

Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases for operating profit and tax liability carryforward. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of uncertainty as to the extent and timing of taxable income in future periods, we have a full valuation allowance recorded as of December 31, 2005 and 2004. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

Results of Operations

The following table sets forth selected items included in our statements of operations as a percentage of fee revenue for the periods indicated. Pass-through revenue and pass-through expenses have been excluded from the table to better reflect our operating results.

	Year Ended December 31,
	2005	2004	2003
Fee revenue	100.0%	100.0%	100.0%
Operating expenses:
Professional services costs	58.2	57.3	58.6
Selling, general and administrative expenses	29.1	29.1	31.4
Stock-based compensation	0.7	0.7	3.6
Amortization of intangible assets	0.8	0.5	0.3
Restructuring expenses (income)	0.2	0.5	(2.0)

Total operating expenses	89.0	88.1	91.9

Income from operations	11.0%	11.9%	8.1%

Fee revenue. Historically, we have offered our services to clients primarily on a time and materials basis. As our client relationships have grown, we have increasingly entered into broad contracts under which we deliver our services based on mutually agreed upon scopes of work. These contracts generally include estimates on total fees that clients will be charged for the year. Additionally, some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. Most of our contracts allow us to invoice our clients on an estimated basis for our services as work is performed. We attempt to limit our credit risk by securing clients with significant assets or liquidity. We generally enter into written agreements with our clients, under contracts that are typically terminable upon 30 to 90 days notice. In 2005, our top two clients, American Express and General Motors accounted for approximately 48% of our total fee revenue. While we anticipate that our clients, as a whole, will increase their expenditures for our marketing and enablement services in 2006, the loss or any significant reduction in the use of our services by a significant client could have a material adverse effect on our business, financial condition and results of operations. Our top ten clients accounted for approximately 67% of our 2005 fee revenue.

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

Stock-based compensation. Stock-based compensation consists primarily of non-cash compensation arising from stock-based awards granted to employees and members of the Board of Directors in the form of restricted stock awards or stock option awards at exercise prices below the estimated fair value of the underlying common stock. We have not granted any options or repurchased any common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000. In the year ended December 31, 2005, we granted 725,837 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. We recognized approximately $2.0 million of compensation expense related to restricted stock during the year ended December 31, 2005. As noted above in “Recent Accounting Pronouncements,” we will adopt SFAS No. 123(R) in the first quarter of 2006.

Amortization of intangible assets. In connection with our recapitalization in January 1999, we recorded $198.9 million of goodwill and other intangible assets. This amount, which represented the excess of purchase price over net assets acquired, consisted of goodwill, favorable lease and assembled workforce. Assembled workforce was fully amortized as of December 31, 2000, and the favorable lease was fully amortized as of December 31, 2004. Accordingly, the costs and related accumulated amortization were written off. In connection with the acquisition of Modem Media, we recorded $113.8 million of goodwill and $34.7 million of other intangible assets. Of the intangible assets acquired, $6.7 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $28.0 million was assigned to a customer base and is being amortized over ten years. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recognized in the financial statements at that date. During 2005, as the purchase price accounting was finalized, certain adjustments were made. These adjustments did not impact amortization expense.

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

Year ended December 31, 2005 compared to year ended December 31, 2004

Summary. In 2005, we saw a continued increase in demand for our services. During the year, fee revenues increased by $88.9 million, or 35.3%, to $340.5 million from $251.6 million in 2004 predominantly as a result of the acquisition of Modem Media in October 2004 as well as an increase in demand for our services. The increase in fee revenues combined with continued control of our cost structure resulted in net income of $40.9 million, or $0.42 per share, on a diluted basis compared to net income for 2004 of $30.9 million, or $0.39 per diluted share.

Revenue. Total revenue for 2005 increased by $183.5 million, or 48.0%, to $565.5 million from $382.0 million in 2004. Fee revenue for 2005 increased by $88.9 million, or 35.3%, to $340.5 million from $251.6 million in 2004. Pass-through revenue for 2005 increased by $94.6 million, or 72.5%, to $225.0 million from $130.4 million in 2004. These increases in revenue are mainly due to the acquisition of Modem Media in addition to an increase in demand for our services, partially offset by the reduction in revenue from AT&T. Utilization was 64% and 63% for 2005 and 2004, respectively.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the year ended December 31, 2005, two clients, American

Express and General Motors, comprised greater than 10% each of our total fee revenue, representing 26% and 22% of our total fee revenue, respectively. For the year ended December 31, 2004, three clients, General Motors, American Express and AT&T, comprised greater than 10% each of our total fee revenue, representing 24%, 23% and 12% of our total fee revenue, respectively.

In July 2004, AT&T announced that it would discontinue its marketing of local and long-distance telephone services to consumers. As a result of AT&T’s decision, AT&T notified us of its intent to terminate our services with respect to the marketing of local and long-distance telephone services to consumers. Under the terms of our agreement, AT&T was required to make continued payments with respect to our services for a period of 90 days from the date of notification, even though substantially all of those services had ceased. In 2004, we recognized $5.2 million of fee revenue related to these payments. AT&T, our third largest client at the time of their announcement accounted for approximately $30.6 million of fee revenue in 2004. We continue to provide services to other business units within AT&T. Fee revenues from AT&T were $7.0 million in 2005.

Professional services costs. Professional services costs for 2005 increased by $53.9 million, or 37.4%, to $198.1 million from $144.2 million in 2004. Professional services costs represented 58% and 57% of fee revenue for 2005 and 2004, respectively. The increase in cost was the result of the addition of the equivalent of approximately 200 full-time billable employees since December 31, 2004, to meet increased client demand, in addition to employees added from the Modem Media acquisition. Professional services costs as a percentage of fee revenue increased slightly mainly due to the $3.2 million charge recorded for estimated exposure on collectibility of receivables due from Delta, as discussed below. We currently expect that professional services costs will continue to increase in 2006 as we intend to increase our hiring to meet expected levels of demand in addition to professional services costs related to MBC, which was acquired on January 31, 2006. We currently expect professional services costs as a percentage of fee revenue to remain consistent with 2005 levels or decrease slightly as we expect to achieve higher levels of utilization from our existing resources.

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

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses increased by $94.6 million, or 72.5%, to $225.0 million from $130.4 million in 2004 due to increased media programs and production costs for our clients in 2005 as compared to 2004. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for 2005 increased by $25.8 million, or 35.2%, to $99.1 million from $73.3 million for 2004. As a percentage of fee revenue, selling, general and administrative expenses remained at 29% in 2005, the same as in 2004. The dollar increase in selling, general and administrative expenses is mainly the result of an $8.9 million increase in compensation primarily related to the addition of non-billable employees in connection with the acquisition of Modem Media in October 2004 and to executive bonuses and an increase in rent and office expenses of $11.1 million primarily related to Modem Media’s office space in Norwalk, London and San Francisco, as well as the recognition of rent expense beginning in March 2005 on our new office space in Boston which we began to occupy in September 2005. In addition, placement and relocation expenses increased by $1.7 million, travel expenses increased by $1.2 million and depreciation expense increased by approximately $2.6 million. We believe that selling, general and administrative expenses will continue to increase in 2006 mainly due to the acquisition of MBC in January 2006. We currently expect that selling, general and administrative expenses as a percentage of fee revenue to decrease slightly in 2006 as a result of controlled levels of discretionary spending combined with a currently expected increase in fee revenue.

Stock-based compensation. Stock-based compensation, consisting of non-cash compensation, was $2.4 million for 2005 compared to $1.6 million for 2004. The increase is primarily due to the grant of 725,837 shares of restricted common stock to employees and members of our Board of Directors in the second and third quarters of 2005. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. We recognized approximately $2.0 million of compensation expense related to restricted stock during the year ended December 31, 2005. The remaining deferred compensation at December 31, 2005, relates to the restricted stock and unvested stock options assumed in the acquisition of Modem Media and will continue to be expensed through 2008. In addition, commencing in the first quarter of 2006, we will adopt SFAS No. 123(R) “Share Based Payment.” We estimate the impact of adopting SFAS No. 123(R), to be approximately $5 million to $7 million of additional stock-based compensation expense in 2006, based upon estimated stock-based compensation expense from unvested options outstanding as of the end of 2005 and from expected grants of stock options and purchases of stock under our Employee Stock Purchase Plan in 2006.

Amortization of intangible assets. Amortization of intangible assets increased from $1.3 million in 2004 to $2.8 million in 2005. The increase is a result of the Modem Media acquisition in October 2004. In connection with the acquisition, we recorded an intangible asset of $28.0 million for the customer base acquired. This asset is being amortized over ten years. We recorded $2.8 million of amortization expense in 2005 related to this asset. The lease rates which were included in amortization expense during 2004 were fully amortized as of December 31, 2004.

Restructuring expenses, net. In the year ended December 31, 2005, we recorded an adjustment to the purchase price allocation for the Modem Media acquisition of $0.8 million to decrease the acquired restructuring accrual to reflect the remaining workforce and related costs expected to be paid. The adjustment to the workforce accrual was recorded as a reduction to goodwill since the initial restructuring activity was recorded in connection with the acquisition. Also during 2005, we reversed the remaining restructuring accrual related to the July 2004 reduction in workforce. The reversal of approximately $0.1 million was based on our determination that there were no further obligations related to the workforce reduction and recorded as a reduction in restructuring expense.

In addition, we recorded restructuring activity related to new developments and conditions in the real estate markets and changes in business needs during the year ended December 31, 2005. We recorded restructuring expense totaling $3.0 million related to additional space identified as excess in the San Francisco and Norwalk offices. The Norwalk space was originally in operations but was added to the restructuring accrual as a result of our efforts to consolidate space subsequent to the Modem Media acquisition. The space in San Francisco was included in the restructuring accrual as a result of the consolidation of our local offices subsequent to the Modem Media acquisition. The original facility charge represented an estimate of future obligations under the terms of the lease for the excess space less estimated income from subleasing activities. In January 2006, we finalized a sublease agreement with a third party for the San Francisco office space. The terms of the sublease agreement differed from the assumptions used in establishing the original accrual. Accordingly, we recorded approximately $0.7 million of additional restructuring expense in 2005 to reflect the actual terms of the sublease agreement. Also during 2005, we determined that one floor in our New York office which was initially included in the restructuring accrual in 2001 should be returned to operations due to changes in our business as well as the relocation of a former Modem client relationship to the New York office. The remaining liability of $3.0 million related to the New York space was removed from the accrual during the year ended December 31, 2005, and recorded as restructuring income.

During 2005, we entered into a sublease agreement for two of the floors in our Norwalk office and reduced the accrual by $1.4 million to reflect the sublease income expected under the terms of the sublease. Of the $1.4 million adjustment, approximately $0.2 million was recorded as a portion of the reduction in restructuring expense, and $1.2 million was a reduction to goodwill as the initial restructuring activity was recorded in connection with purchase accounting. Also, we determined that space on one of the restructured floors in the

Norwalk office should be returned to operations due to changes in business needs. The remaining liability of $0.3 was removed from the accrual during the year ended December 31, 2005 as a reduction to goodwill since the initial restructuring activity was recorded in connection with purchase accounting.

In 2004, we recorded restructuring expense of $1.2 million consisting solely of workforce reduction and related costs. We reduced our workforce by approximately 50 people, primarily in our Boston office. This reduction was primarily in response to an announcement in July 2004 by AT&T that it would discontinue its marketing of local and long-distance telephone services to consumers.

During 2004, we were able to terminate our lease agreement in London, terminate our lease agreement for one restructured floor in Boston and sublease previously restructured floors in other markets. In connection with the Modem Media acquisition, we acquired accrued restructuring of $16.9 million during the fourth quarter of 2004. Approximately $4.6 million of this amount was workforce related for payments of severance, which was recorded in connection with the acquisition and $12.3 million is related to Modem Media real estate obligations net of estimated sublease income, of which approximately $1.0 million was recorded in connection with the acquisition. Modem Media has identified excess office space available in Norwalk, San Francisco and London. Approximately 80,000 square feet identified as excess space remained available for sublease as of December 31, 2004.

We continue to evaluate our alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. Sublease estimates, which were made in consultation with our real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which we determined we had excess office space. At December 31, 2005, 180,000 square feet of identified excess office space has been subleased and approximately 74,000 square feet remained available for sublease.

At December 31, 2005, our restructuring accrual totaled $17.9 million. Approximately $0.1 million of this balance is workforce related for final payments of severance and will be fully utilized in 2006. The remaining $17.8 million is related to remaining real estate obligations net of sublease income. Approximately $5.1 million will be utilized in 2006 with the remaining amount utilized over the following five years. We believe the restructuring accrual is appropriate and adequate to cover remaining obligations.

The following is a summary of restructuring activity for the years ended December 31, 2005 and 2004: (dollars in thousands)

	Workforce Reduction and Related Costs	Consolidation of Facilities	Total
Accrued restructuring at December 31, 2003	$412	$28,896	$29,308
Restructuring expenses 2004	1,220	—	1,220
Restructuring accrual acquired from Modem Media in 2004	4,592	12,265	16,857
Utilization 2004	(2,307)	(11,099)	(13,406)

Accrued restructuring at December 31, 2004	3,917	30,062	33,979
Restructuring expenses 2005	—	3,795	3,795
Restructuring income 2005	(53)	(3,071)	(3,124)
Utilization 2005	(2,978)	(11,127)	(14,105)
Adjustments 2005	(811)	(1,803)	(2,614)

Accrued restructuring at December 31, 2005	$75	$17,856	$17,931

Our restructuring activity which commenced in the second quarter of 2001, resulted in workforce reductions totaling approximately 750 employees across all business functions and regions.

For the years ended December 31, 2005 and 2004, cash expenditures related to restructuring activities were $14.0 million and $12.4 million, respectively, and we disposed of $0.5 million and $1.0 million, respectively, of leasehold improvements related to excess office space.

Other miscellaneous income, net. Other income in 2005, net of expenses, increased by $3.5 million to $4.7 million from $1.2 million in 2004. The increase in other income was primarily related to interest earned on the increased cash, cash equivalents and short-term investment balances in 2005 over 2004. We acquired approximately $60.9 million of cash, cash equivalents and short-term investments in connection with the Modem Media acquisition and continued to generate cash from operations throughout 2005.

Provision for income taxes. The income tax provision for the year ended December 31, 2005, reflects a current state income tax expense and a full valuation allowance on net operating loss carryforwards. The ultimate realization of deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2005, a full valuation allowance was recorded because we currently believe that after considering the available evidence that it is more likely than not that these assets will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period offset by tax expense on the income generated in that period.

Year ended December 31, 2004 compared to year ended December 31, 2003

Summary. We saw a continued increase in demand for our services in 2004. During that year, fee revenues increased by $42.1 million, or 20.1%, to $251.6 million from $209.5 million in 2003 as clients continued to shift expenditures towards direct advertising channels such as the Internet. In addition, the acquisition of Modem Media on October 15, 2004 contributed approximately 6 percentage points of the overall 20 percentage points of 2004 fee revenue growth. The increase in fee revenues combined with continued control of our cost structure resulted in net income of $30.9 million, or $0.39 per share, on a diluted basis compared to net income for 2003 of $16.9 million, or $0.24 per diluted share. Included in our 2004 net income is a restructuring expense of $1.2 million, or $0.02 per diluted share, for workforce reduction and related costs. The restructuring, which eliminated approximately 50 positions, was primarily related to the announcement by AT&T that it would discontinue its marketing of local and long-distance telephone services to consumers. In 2003, we recorded restructuring income of $4.1 million, or $0.06 per diluted share, related to the reversal of restructuring expenses initially recorded in 2001 and 2002.

Revenue. Total revenue for 2004 increased by $70.2 million, or 22.5%, to $382.0 million from $311.8 million in 2003. Fee revenue for 2004 increased by $42.1 million, or 20.1%, to $251.6 million from $209.5 million in 2003. Pass-through revenue for 2004 increased by $28.1 million, or 27.5%, to $130.4 million from $102.3 million in 2003. These increases in revenue were due to an increase in demand for our services from clients and the acquisition of Modem Media. Utilization was 63% and 61% for 2004 and 2003, respectively.

In July 2004, AT&T announced that it would discontinue its marketing of local and long-distance telephone services to consumers. As a result of AT&T’s decision, AT&T notified us of its intent to terminate our services with respect to the marketing of local and long-distance telephone services to consumers. Under the terms of our agreement, AT&T was required to make continued payments with respect to our services for a period of 90 days from the date of notification, even though substantially all of those services had ceased. In 2004, we recognized $5.2 million of fee revenue related to these payments. AT&T, our third largest client at the time of their announcement accounted for approximately $30.6 million and $27.8 million of our fee revenues in 2004 and 2003, respectively.

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

Selling, general and administrative expenses. Selling, general and administrative expenses for 2004 increased by $7.5 million, or 11.5%, to $73.3 million from $65.8 million for 2003. As a percentage of fee revenue, selling, general and administrative expenses decreased to 29% in 2004 from 31% in 2003. The dollar increase in selling, general and administrative expenses was the result of an increase in compensation of $2.2 million, an increase in rent and office expenses of $4.8 million, an increase of relocation expenses associated with the Modem Media acquisition of $1.2 million and an increase of professional services fees including Sarbanes-Oxley of approximately $1.1 million, offset by a decrease in depreciation expense of approximately $2.0 million resulting from older assets becoming fully depreciated. We added approximately 50 non-billable employees in October 2004 in connection with the Modem Media acquisition. We also acquired office space in Norwalk, San Francisco and London. The percentage decrease was a result of the increase in fee revenue.

Stock-based compensation. Stock-based compensation, consisting of non-cash compensation, was $1.6 million for 2004 compared to $7.5 million for 2003. The decrease was primarily due to a large number of options granted with an exercise price below the estimated fair market value of the Company’s common stock prior to our initial public offering in March 2000 becoming fully expensed in the fourth quarter of 2003. We had not granted options nor issued common stock at a price below the estimated fair value subsequent to the initial public offering in March 2000. Remaining deferred stock-based compensation as of December 31, 2003 was fully expensed during 2004. In connection with the acquisition of Modem Media in 2004, we recorded an additional $0.8 million of deferred compensation related to acquired unvested options and recognized $0.2 million of expense related to these options.

Amortization of intangible assets. Amortization of intangible assets increased from $0.7 million in 2003 to $1.3 million in 2004. The increase was a result of the Modem Media acquisition in October 2004. In connection with the acquisition, we recorded an intangible asset of $28.0 million for the customer base acquired. This asset is being amortized over ten years. We recorded $0.6 million of expense in 2004 related to this asset.

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

During 2004, we continued to make progress towards eliminating our excess real estate obligations as we were able to terminate our lease agreement in London, terminate our lease agreement for one restructured floor in Boston and sublease previously restructured floors in other markets. In connection with the Modem Media acquisition, we acquired accrued restructuring of $16.9 million during the fourth quarter of 2004. Approximately

$4.6 million of this amount was workforce related for payments of severance, all of which was recorded in connection with the acquisition and $12.3 million was related to Modem Media real estate obligations net of estimated sublease income, of which approximately $1.0 million was recorded in connection with the acquisition. Modem Media had identified excess office space available in Norwalk, San Francisco and London. Approximately 80,000 square feet identified as excess space remained available for sublease as of December 31, 2004.

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

The floor returned to operations in San Francisco was restructured in the third quarter of 2002 because we had committed to a plan to redeploy, reorganize and streamline the workforce in San Francisco and relocate in 2003 to a more efficient and cost effective office location. At the time of the restructuring charge, the floor was being used in operations. All costs associated with this floor including rent expense, operating expenses and depreciation expense on leasehold improvements continued to be included as part of selling, general and administrative expenses in our statements of operations, with an expectation that all costs would continue to be included as part of selling, general and administrative expenses until the plan to vacate the space was implemented. The initial plan communicated to the workforce was scheduled to be implemented in January 2003, but was subsequently postponed due to some incremental projects won in December 2002 and January 2003. Many of the changes in workforce were implemented over the first two quarters of 2003 as the skill sets of those identified were not required to serve the new projects. Although the initial plan to vacate the facility was postponed, we continued to expect that in 2003 the floor would be vacated and the employees in the region would be relocated to more efficient and cost effective space. Although we allowed in our restructuring plan for a significant vacancy period due to the poor real estate market in San Francisco, we actively marketed the floor throughout 2003 with the intent of securing a subtenant to mitigate our costs from paying rent on the new location while the old location remained vacant. However, in the fourth quarter of 2003 it became apparent that the original plan to vacate the floor was not likely to be carried out, as originally developed by us and approved by the Board of Directors, and that the floor should continue to be used in operations. This decision was made because certain client relationships expanded at a pace exceeding our initial budget estimates and expectations, improved business expectations with additional clients previously thought to be declining relationships, and the hiring in December of a new President for the San Francisco office.

At December 31, 2004, our restructuring accrual totaled $34.0 million. Approximately $3.9 million of this balance was workforce related for final payments of severance. The remaining $30.1 million was related to remaining real estate obligations net of sublease income.

The following is a summary of restructuring activity for the years ended December 31, 2004 and 2003: (dollars in thousands)

	Workforce Reduction and Related Costs	Consolidation of Facilities	Total
Accrued restructuring at December 31, 2002	$1,488	$48,900	$50,388
Restructuring expenses 2003	—	3,077	3,077
Restructuring income 2003	—	(7,186)	(7,186)
Utilization 2003	(1,076)	(15,895)	(16,971)

Accrued restructuring at December 31, 2003	412	28,896	29,308
Restructuring expenses 2004	1,220	—	1,220
Restructuring accrual acquired from Modem Media in 2004	4,592	12,265	16,857
Utilization 2004	(2,307)	(11,099)	(13,406)

Accrued restructuring at December 31, 2004	$3,917	$30,062	$33,979

For the years ended December 31, 2004 and 2003, cash expenditures related to restructuring activities were $12.4 million and $12.3 million, respectively, and we disposed of $1.0 million and $8.0 million, respectively, of leasehold improvements related to excess office space.

Other miscellaneous income, net. Other income in 2004, net of expenses, increased by $1.0 million to $1.2 million from $0.2 million in 2003. The increase in other income was primarily interest earned on a larger amount of cash, cash equivalents and short-term investment balances in 2004 over 2003. We acquired approximately $60.9 million of cash, cash equivalents and short-term investments in connection with the Modem Media acquisition. The remaining increase of approximately $0.3 million was grant income from the state of New York for achieving certain employment levels in that state.

Provision for income taxes. The income tax provision for the year ended December 31, 2004 reflects a current state income tax expense and a full valuation allowance on net operating loss carryforwards.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options.

Cash and cash equivalents and working capital

Cash and cash equivalents increased by $49.8 million, or 38.1%, to $180.3 million at December 31, 2005, from $130.5 million at December 31, 2004. Cash generated by operations was approximately $91.2 million in 2005 as compared to $35.8 million in 2004. Cash provided by operations in 2005 consisted primarily of net income of $40.9 million for the period plus non-cash expenses including depreciation, amortization, stock-based compensation and a provision for doubtful accounts totaling $19.0 million, an increase in accounts payable of $31.8 million related to an increase in pass-through expenses and the timing of when invoices were received, an increase in other long-term liabilities of $19.1 million primarily related to deferred rent and the increase in billings in excess of costs of $17.2 million. The increase in billings in excess of costs was primarily the result of the expected increase in media spend in 2006. These increases in cash and cash equivalents were offset by payments for executive bonuses and restructuring activities and increases in billed and unbilled accounts receivable. During 2005, we paid executive bonuses totaling $13.4 million and restructuring costs totaling $14.0 million, and billed and unbilled accounts receivable increased by approximately $9.0 million and $17.3 million, respectively. Cash used in investing activities for 2005 was $21.7 million. We had net sales or maturities of short-term investments of approximately $10.0 million and made $31.6 million of capital expenditures relating primarily to leasehold improvements for our new Boston office facility and computer equipment purchases. Cash used in financing activities in 2005 was $19.5 million, consisting primarily of the repurchase of approximately 4.5 million shares of common stock for $47.5 million, offset by the issuance of approximately 6.6 million shares of common stock in exchange for approximately $28.4 million through the exercise of employee stock options and through the employee stock purchase plan.

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

As of December 31, 2005, amounts borrowed under the revolving credit facility bear interest at either the prime rate or at a Eurocurrency rate plus applicable margin of 2.25%. Additionally, we are required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit and a letter of credit fee of 2.25% of the face amount of outstanding letters of credit. Under the terms of the credit facility, we must comply with various financial and non-financial covenants. As of December 31, 2005, we were in compliance with all of our covenants.

Borrowings under the credit facility are secured by substantially all of our assets. At December 31, 2005, we had no borrowings under the revolving credit facility and approximately $9.8 million outstanding under standby letters of credit, leaving approximately $20.2 million available for future borrowings.

Stock Repurchase Programs

In an effort to improve shareholder return on investment, in June 2002, the Board of Directors authorized the repurchase of up to $20 million of common stock under a common stock repurchase program which expired on December 12, 2003. In November 2003, the Board of Directors authorized the repurchase of up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased our stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005.

During the year ended December 31, 2005, we repurchased 4,463,657 shares of common stock at an average price of approximately $10.64 per share, including commissions, for an aggregate purchase price of approximately $47.5 million. During the year ended December 31, 2004, we repurchased 1,089,000 shares of common stock at an average price of approximately $8.52 per share, including commissions, for an aggregate purchase price of approximately $9.3 million. During the year ended December 31, 2003, we did not repurchase any shares. All shares repurchased were retired.

On December 31, 2005, our prior stock repurchase program expired. In January 2006, the Board of Directors authorized the repurchase of up to $100 million of common stock under a common stock repurchase program which expires on January 31, 2008.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements at December 31, 2005.

Other debt and commitments

The following table summarizes our contractual cash commitments as of December 31, 2005. (Note: interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in millions)
	Total	2006	2007- 2008	2009- 2010	2011 and thereafter
Operating leases	$156.8	$22.2	$43.1	$34.1	$57.4
Notes payable and tenant improvement loans	0.3	0.1	0.2	—	—

Total gross obligations	157.1	22.3	43.3	34.1	57.4
Non-cancelable sublease income	10.1	2.4	4.8	2.8	0.1

Total net obligations	$147.0	$19.9	$38.5	$31.3	$57.3

As of December 31, 2005, all minimum sublease income due in the future under non-cancelable subleases is related to restructured facilities.

Operating leases. We lease office facilities and some of our office equipment under cancelable and noncancelable operating lease agreements expiring at various dates through November 2017. Rent expense, including amounts for facilities and equipment, net of any contractual sublease income, amounted to approximately $19.7 million, $11.9 million, and $10.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are included in selling, general and administrative expenses in our statements of operations. In April 2004, we entered into an agreement to lease approximately 200,000 square feet of office space in downtown Boston. The space serves as our new headquarters. The lease commenced in September 2005, upon our occupying the space. We began recording rent expense on the facility when we commenced construction of improvements to the space in March 2005 and commenced rental payments in December 2005. The lease expires in November 2017. As of December 31, 2005, we incurred approximately $21.8 million related to leasehold improvements on this space. We received tenant improvement allowances from our landlord totaling approximately $13.9 million as of December 31, 2005. The improvements are included in fixed assets and the tenant improvement allowances were recorded as deferred rent. Our lease for approximately 275,000 square feet of office space in downtown Boston at our former headquarters expired on November 30, 2005.

Notes payable, tenant improvement loans. Since 1995, we have received tenant allowances, which were required to be reimbursed to the landlord through 2005. In connection with the acquisition of Modem Media, we acquired debt of $0.4 million related to amounts advanced to Modem Media in November 2000 for leasehold improvements at its Norwalk, Connecticut office. Payments for these advances are being made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these advances and notes payable was $0.2 million as of December 31, 2005.

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

Modem Media was a guarantor for the office lease obligations of CentrPort. As of December 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease were $4.8 million, subject to adjustment in accordance with the terms of the lease.

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

In 2005, we became aware that CentrPort’s financial condition had further deteriorated, and CentrPort’s assets were sold by a receiver. Modem Media was informed that as a result of CentrPort’s financial condition, rent payments would no longer be made by or on behalf of CentrPort. In order to obtain rights that would help mitigate our liability as guarantor, we agreed to assume CentrPort’s lease as of October 2005. Accordingly, we are now responsible to pay the lease obligation until the space can be leased to a third party or until a settlement is reached with the landlord. In January 2006, we entered into a sublease with a third party for a portion of the space in order to mitigate a portion of our liability. As of December 31, 2005, the aggregate remaining base rent and estimated operating expenses due under this lease, net of minimum sublease payments under the January 2006 sublease agreement, were $2.9 million, subject to adjustment in accordance with the terms of the lease. A liability for the $2.9 million is included on our balance sheet as of that date. We paid approximately $0.5 million on behalf of CentrPort for a portion of its lease obligations in 2005.

At December 31, 2005, we have a liability for the full remaining net balance of the guarantee of $2.9 million included on our balance sheet. As of December 31, 2004, we had a liability of $4.8 million included on our balance sheet. Our liability may be further mitigated if Modem Media and the landlord can reach a settlement on the payment obligations.

We currently expect that at current revenue projections, we will continue to generate cash from operations. We believe that cash from operations combined with current cash and cash equivalents and funds available under the credit facility will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2005, we were exposed to market risks, which primarily include changes in U.S. interest rates. We maintain a portion of our investments in financial instruments with purchased maturities of less than one month to more than 30 years. These financial instruments are subject to interest rate risk. Because these financial instruments are readily marketable, an immediate increase in interest rates would not have a material effect on our financial position.

We do not believe that there is any material market risk exposure that would require disclosure under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements and related notes are contained on the pages indicated on the Index to Financial Statements on page F-1 of this report.

The following table sets forth a summary of unaudited quarterly operating results for each of the eight quarters ended December 31, 2005. This information has been derived from our unaudited interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this filing and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. The results for any quarter are not necessarily indicative of future quarterly results of operations, and we believe that period-to-period comparisons should not be relied upon as an indication of performance that may be expected for any future period.

	Three Months Ended: (in thousands, except per share data)
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004*	Sept. 30, 2004	June 30, 2004	March 31, 2004
Revenue:
Fee revenue	$87,093	$85,540	$87,566	$80,279	$71,001	$59,859	$60,620	$60,105
Pass-through revenue	71,955	48,791	46,772	57,501	34,439	30,623	35,650	29,735

Total revenue	159,048	134,331	134,338	137,780	105,440	90,482	96,270	89,840

Operating expenses:
Professional services costs	50,266	52,095	49,439	46,266	40,726	33,393	35,186	34,890
Pass-through expenses	71,955	48,791	46,772	57,501	34,439	30,623	35,650	29,735
Selling, general and administrative expenses	25,006	24,996	25,487	23,588	22,226	16,664	17,310	17,089
Stock-based compensation	772	774	725	83	201	552	441	441
Amortization of intangible assets	700	700	700	700	760	176	177	176
Restructuring expenses	671	—	—	—	—	1220	—	—

Total operating expenses	149,370	127,356	123,123	128,138	98,352	82,628	88,764	82,331

Income from operations	9,678	6,975	11,215	9,642	7,088	7,854	7,506	7,509
Other income (expense):
Interest income	1,861	1,368	1,062	1,138	732	324	243	140
Interest expense	(146)	(138)	(146)	(120)	(157)	(135)	(67)	(203)
Other miscellaneous income (expense)	(209)	—	(1)	28	43	272	5	1

	1,506	1,230	915	1,046	618	461	181	(62)

Income before provision for income taxes	11,184	8,205	12,130	10,688	7,706	8,315	7,687	7,447
(Provision) benefit for income taxes	(492)	(250)	(244)	(331)	41	(130)	(127)	(17)

Net income	$10,692	$7,955	$11,886	$10,357	$7,747	$8,185	$7,560	$7,430

Net income per share—basic	$0.12	$0.09	$0.13	$0.12	$0.09	$0.12	$0.12	$0.12
Net income per share—diluted	$0.11	$0.08	$0.12	$0.11	$0.08	$0.11	$0.10	$0.10

Weighted average common shares outstanding
Basic	89,244	89,398	89,433	87,619	83,428	66,149	64,995	63,457
Diluted	97,347	97,744	97,801	96,441	92,249	75,665	76,214	73,962

*	Amounts include results of operations of Modem Media (acquired October 15, 2004) for the periods subsequent to its acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Internal Control over Financial Reporting.

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2005. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2005 was effective.

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

Changes in internal control over financial reporting. We acquired Modem Media, a significant business, on October 15, 2004. Modem Media was excluded from our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2004, as permitted by the rules and regulations of the Securities and Exchange Commission. Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2005, includes the controls of Modem Media. During 2004 and 2005, we reviewed the internal control process at Modem Media and made enhancements to its existing controls as deemed necessary to conform with our existing controls and procedures as well as our control environment. The integration of the Modem Media acquisition included the consolidation of some of Modem Media’s functions in the areas of finance, human resources and information technology, among others, with our existing functions in these areas. Other than in connection with Modem Media, there was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Digitas Inc.

We have audited management’s assessment, included in the accompanying Management’s annual report on internal control over financial reporting that Digitas Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digitas Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Digitas Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digitas Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digitas Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Digitas Inc. and our report dated March 9, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Boston, Massachusetts

March 9, 2006

Item 9B. Other Information

On March 8, 2006, Michael E. Bronner, a director and founder of Digitas Inc., notified us that he does not intend to stand for re-election as a director of Digitas Inc. and will resign from our Board of Directors effective as of May 11, 2006. Mr. Bronner’s resignation as a director is not due to any disagreement with us on any matter relating to our operations, policies or practices.

Mr. Bronner has served as a valued member of our Board of Directors since 1980. He founded Digitas Inc. in 1980, serving as our Chief Executive Officer until September 1997, and as Chairman of our Board of Directors until January 1999. More recently, Mr. Bronner has served on the Compensation Committee of our Board of Directors.

PART III

Item 10. Directors and Executive Officers of Registrant

(a) Directors

Incorporated herein by reference is the information appearing under the captions “Information Concerning Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Digitas Inc. definitive Proxy Statement for its 2006 Annual Meeting of Stockholders.

(b) Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Officers” in the Digitas Inc. definitive Proxy Statement for its 2006 Annual Meeting of Stockholders.

(c) Compliance with Section 16(a) of the Exchange Act

Incorporated herein by reference is the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Digitas Inc. definitive Proxy Statement for its 2006 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Digitas Inc. definitive Proxy Statement for its 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Executive Officers and Directors” in the Digitas Inc. definitive Proxy Statement for its 2006 Annual Meeting of Stockholders. See Part II Item 5 for information regarding stockholder approved and non-stockholder approved equity compensation plans.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the caption “Principal Accountant Fees and Services” in the Digitas Inc. definitive Proxy Statement for its 2006 Annual Meeting of Stockholders.

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

DIGITAS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Digitas, Inc.

We have audited the accompanying consolidated balance sheets of Digitas Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digitas Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digitas Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

Ernst & Young

Boston, Massachusetts

March 9, 2006

DIGITAS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$180,297	$130,546
Short-term investments	37,023	46,999
Accounts receivable, net of allowance for doubtful accounts of $4,576 and $1,053 at December 31, 2005 and 2004, respectively	54,195	48,830
Accounts receivable, unbilled	26,971	9,772
Prepaid expenses and other current assets	9,343	8,052

Total current assets	307,829	244,199
Fixed assets, net	43,816	22,325
Goodwill	211,877	218,208
Other intangible assets, net	31,317	34,117
Other assets	5,795	5,328

Total assets	$600,634	$524,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,761	$14,028
Billings in excess of cost and estimated earnings on uncompleted contracts	64,506	48,828
Accrued expenses	9,408	9,921
Accrued compensation	28,725	23,810
Accrued restructuring	5,134	14,707
Current portion of long-term debt	87	363

Total current liabilities	153,621	111,657
Long-term debt, less current portion	139	219
Accrued restructuring, long-term	12,797	19,272
Deferred rent, long-term	21,544	1,943
Other long-term liabilities	5,545	7,403

Total liabilities	193,646	140,494
Shareholders’ equity:
Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at December 31, 2005 and 2004	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 89,502,614 and 86,710,197 shares issued and outstanding at December 31, 2005 and 2004, respectively	895	867
Additional paid-in capital	520,363	533,095
Accumulated deficit	(108,971)	(149,861)
Cumulative foreign currency translation adjustment	(452)	208
Deferred compensation	(4,847)	(626)

Total shareholders’ equity	406,988	383,683

Total liabilities and shareholders’ equity	$600,634	$524,177

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Fee revenue	$340,478	$251,585	$209,470
Pass-through revenue	225,019	130,447	102,343

Total revenue	565,497	382,032	311,813

Operating expenses:
Professional services costs	198,066	144,195	122,752
Pass-through expenses	225,019	130,447	102,343
Selling, general and administrative expenses	99,077	73,289	65,755
Stock-based compensation*	2,354	1,635	7,451
Amortization of intangible assets	2,800	1,289	706
Restructuring expenses (income), net	671	1,220	(4,109)

Total operating expenses	527,987	352,075	294,898

Income from operations	37,510	29,957	16,915
Other income (expense):
Interest income	5,429	1,439	692
Interest expense	(550)	(562)	(549)
Other miscellaneous income (expense), net	(182)	321	18

Income before provision for income taxes	42,207	31,155	17,076
Provision for income taxes	(1,317)	(233)	(217)

Net income	$40,890	$30,922	$16,859

Net income per share
Basic	$0.46	$0.44	$0.28
Diluted	$0.42	$0.39	$0.24
Weighted average common shares outstanding
Basic	89,091	69,737	60,754

Diluted	97,531	79,091	69,234

*	Stock-based compensation relates to the following: (in thousands)

	2005	2004	2003
Professional services costs	$1,802	$1,635	$7,004
Selling, general and administrative expenses	552	—	447

	$2,354	$1,635	$7,451

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Cumulative Foreign Currency Translation Adjustment	Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2002	62,510,919	$625	$346,898	$(197,642)	$(62)	$(9,735)	$140,084
Net income				16,859			16,859
Cumulative foreign currency translation adjustment					34		34

Total comprehensive income							16,893
Exercise of stock options	6,535,632	65	15,295				15,360
Stock-based compensation						7,451	7,451
Cancellation of stock options			(590)			590	—
Issuance of common stock	189,702	2	560				562
Repurchase of common stock	(6,426,735)	(64)	(25,869)				(25,933)

Balance at December 31, 2003	62,809,518	628	336,294	(180,783)	(28)	(1,694)	154,417
Net income				30,922			30,922
Cumulative foreign currency translation adjustment					236		236

Total comprehensive income							31,158
Exercise of stock options	5,628,330	56	22,629				22,685
Stock-based compensation						1,635	1,635
Cancellation of stock options			(260)			260	—
Issuance of common stock	117,041	1	662				663
Repurchase of common stock	(1,089,000)	(10)	(9,270)				(9,280)
Acquisition of business	19,244,308	192	183,040			(827)	182,405

Balance at December 31, 2004	86,710,197	867	533,095	(149,861)	208	(626)	383,683
Net income				40,890			40,890
Cumulative foreign currency translation adjustment					(660)		(660)

Total comprehensive income							40,230
Exercise of stock options	6,463,498	65	27,199				27,264
Stock-based compensation						2,354	2,354
Cancellation of stock options and restricted common stock	(57,284)	(1)	(761)			724	(38)
Issuance of common stock	124,023	1	1,009				1,010
Issuance of restricted common stock	725,837	7	7,292			(7,299)	—
Repurchase of common stock	(4,463,657)	(44)	(47,471)				(47,515)

Balance at December 31, 2005	89,502,614	$895	$520,363	$(108,971)	$(452)	$(4,847)	$406,988

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$40,890	$30,922	$16,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,304	8,036	9,673
Stock-based compensation	2,354	1,635	7,451
Provision for doubtful accounts	3,453	—	47
Restructuring expenses (income)	671	1,220	(4,109)
Loss on disposal of assets	210	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,978)	(3,947)	2,111
Accounts receivable, unbilled	(17,327)	(749)	11,186
Prepaid expenses and other current assets	(1,334)	(231)	(1,684)
Other assets	(670)	(309)	(1,627)
Accounts payable	31,782	4,559	(8,422)
Billings in excess of costs and estimated earnings on uncompleted contracts	17,200	9,951	(4,142)
Accrued expenses	71	(5,103)	(785)
Accrued compensation	5,478	2,761	1,660
Accrued restructuring	(14,000)	(12,550)	(8,831)
Other long-term liabilities	19,086	(353)	(140)

Net cash provided by operating activities	91,190	35,842	19,247

Cash flows from investing activities:
Purchases of short-term investments	(377,844)	(724,641)	(265,500)
Proceeds from sales and maturities of short-term investments	387,820	731,127	265,550
Cash acquired	—	27,176	—
Purchases of fixed assets	(31,642)	(6,659)	(3,956)

Net cash provided by (used in) investing activities	(21,666)	27,003	(3,906)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	—	(276)
Payment of notes payable, tenant allowances	(356)	(359)	(255)
Repurchase of common stock, including transaction costs	(47,515)	(9,280)	(25,933)
Proceeds from issuance of common stock, net of issuance costs	28,369	23,348	15,923

Net cash provided by (used in) financing activities	(19,502)	13,709	(10,541)

Effect of exchange rate changes on cash and cash equivalents	(271)	149	66

Net increase in cash and cash equivalents	49,751	76,703	4,866
Cash and cash equivalents, beginning of period	130,546	53,843	48,977

Cash and cash equivalents, end of period	$180,297	$130,546	$53,843

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,251	$298	$97
Cash paid for interest	354	457	447

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Description of the Business

Digitas Inc., a Delaware corporation organized in 1999, is the parent company to three agencies, Digitas LLC, Medical Broadcasting, LLC (“MBC”) and Modem Media, Inc.

The agencies of Digitas Inc. help blue-chip global brands develop, engage and profit from their customers through digital, direct and indirect relationships. Driving accountable and measurable relationship engines, the agencies are known for combining creativity and customer insight with analytics, measurement and strategy across digital and direct media. The Digitas LLC agency, founded in 1980, has locations in Boston, Chicago, Detroit and New York. The Digitas LLC agency has relationships with clients such as American Express, AT&T and General Motors. MBC, founded in 1989 and acquired by Digitas Inc. in January 2006, is located in Philadelphia. MBC has long-term relationships with clients such as AstraZeneca International, Bristol Meyers Squibb, McNeil and Wyeth. The Modem Media agency, founded in 1987 and acquired by Digitas Inc. in October 2004, has locations in Atlanta, London, New York, Norwalk and San Francisco. The Modem Media agency has relationships with clients such as Delta Air Lines, Heineken and Kraft Foods. In total, Digitas Inc. and its three agencies employ more than 1,800 professionals.

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

Investments

The Company classifies its investments in marketable securities as available for sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reports them at fair value. Any unrealized gains or losses would be included in stockholders’ equity as a component of accumulated other comprehensive loss. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense.

At December 31, 2005, the Company held short-term investments available for sale with an aggregate fair value of $37.0 million. These investments consisted of $31.8 million of auction rate securities and $5.2 million of government and corporate bonds. The maturities on these securities ranged from less than one month to more than thirty years at December 31, 2005. At December 31, 2004, the Company held short-term investments available for sale with an aggregate fair value of $47.0 million. These investments consisted of $35.4 million of auction rate securities and $11.6 million of government and corporate bonds and certificates of deposit. The maturities on these securities ranged from less than one month to more than thirty years at December 31, 2004. There were no realized or unrealized gains or losses on these securities in the years ended December 31, 2005, 2004 or 2003.

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill is stated at cost. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires goodwill and non-amortizable intangible assets to be tested for impairment on an annual basis, and between annual tests in certain circumstances, and written down when impaired. Impairment exists if the carrying value of the reporting unit exceeds the fair value of the reporting unit. As the Company has one reporting segment, it utilizes the entity-wide approach for assessing goodwill. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. The Company performed the initial step by considering its fair market value as determined by its publicly traded stock to its carrying amount. The Company also considers future discounted cash flows as compared to the carrying amount to assess the recoverability of its goodwill. The use of discounted cash flow requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability.

Other Intangible Assets

Other intangible assets are stated at cost less accumulated amortization. As of December 31, 2005, other intangible assets consist of acquired customer base and acquired trademarks and tradenames. As of December 31, 2004, other intangible assets consisted of acquired customer base, acquired trademarks and tradenames and

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

favorable leases, which represent the difference between the fair market value of the new leases signed on the purchase date in conjunction with the 1999 recapitalization and the actual leases in existence. Other intangible assets are valued based on estimates of future cash flows and amortized on a straight-line basis over their estimated useful lives.

Under SFAS No. 142, intangible assets with indefinite lives are not amortized but reviewed for impairment annually, or more frequently, if impairment indicators arise. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. Under SFAS No. 142, the impairment test for intangible assets with indefinite lives requires a determination of the fair value of the intangible asset. If the Company’s expectations of future results and cash flows change and are significantly diminished, intangible assets may be impaired and the resulting charge to operations may be material. When the Company determines that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the determination of the fair value or the existence of one or more indicators of impairment, it measures impairment, if any, based on the projected undiscounted cash flow method to determine whether an impairment exists, and then measures the impairment using discounted cash flows. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired trademark is indefinite. The estimated life of the acquired customer base is 10 years. Intangible assets with determinable estimated lives are amortized over these lives.

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

Deferred Rent

Deferred rent consists of step rent and tenant improvement allowances from landlords related to the Company’s operating leases for our facilities. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, which begins at the time the Company takes possession of the space. The amount of the difference is recorded as a deferred credit in the early periods of the lease, when cash payments are generally lower than straight-line rent

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. Tenant allowances from landlords for tenant improvements are generally comprised of cash received from the landlord as part of the negotiated terms of the lease. These cash payments are recorded as a deferred credit from the landlord that is amortized into income (through lower rent expense) over the term of the applicable lease, which begins at the time the Company takes possession of the space.

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

Pass-through Revenue and Expenses

The Company incurs significant reimbursable costs, such as payments to vendors for media and production services and postage and travel-related expenses, on behalf of clients. In accordance with the client agreements, there is no markup on reimbursable costs and the client’s approval is required prior to the Company incurring them. Although the Company actively mitigates its credit risk related to these pass-through costs mainly by billing our clients in advance of incurring the actual expense with vendors and by its customers participating in the management of such vendor relationships, Digitas is often the sole party that contracts with these vendors. Collected advance billings are reflected as billings in excess of costs on the balance sheet. The Company accounts for pass-through revenue and expenses in accordance with Emerging Issues Task Force (“EITF”) Issue

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” and includes these costs incurred as a component of revenue and as a component of operating expenses in the statements of operations.

Professional Services Costs

Professional services costs consist primarily of compensation and benefits of the Company’s employees engaged in the delivery of professional services plus other non-reimbursable service costs.

Net Income Per Share

Basic and diluted earnings per share are computed in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of options and warrants is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive (shares in thousands).

	December 31,
	2005	2004	2003
Weighted average common shares outstanding	89,091	69,737	60,754
Dilutive effect of options and warrants	8,440	9,354	8,481

Diluted weighted average common shares outstanding	97,531	79,091	69,235

For the years ended December 31, 2005, 2004 and 2003, options and warrants totaling 687,239; 2,055,111 and 4,064,843, respectively, were not included in the computation of diluted net income per share as their effect would have been antidilutive.

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

Stock-based Compensation

The Company applies the intrinsic method of accounting under Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its employee stock-based award plans. Stock-based compensation expense is recognized on a straight-line basis over the award’s vesting period. The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As noted in “Recently Issued Accounting Pronouncements,” the Company will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006.

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for the Company’s stock-based award plans been determined using the fair value method at the grant dates, the effect on the Company’s net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been as follows: (dollars in thousands)

	2005	2004	2003
Net income, as reported	$40,890	$30,922	$16,859
Plus: Stock-based compensation included in reported net income, net of tax	2,354	1,635	7,451
Less: Stock-based compensation expense under fair value method, net of tax	(7,976)	(9,111)	(19,727)

Pro forma net income	$35,268	$23,446	$4,583

Basic net income per share, as reported	$0.46	$0.44	$0.28
Diluted net income per share, as reported	$0.42	$0.39	$0.24
Pro forma basic net income per share	$0.40	$0.34	$0.08
Pro forma diluted net income per share	$0.36	$0.29	$0.07

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2005, 2004 and 2003: volatility of 50% in 2005, 50% to 65% in 2004, and 65% in 2003, no expected dividend yield; weighted average risk-free interest rates of 4.0%, 3.3%, and 2.8% in 2005, 2004 and 2003, respectively; and expected lives of five years in 2005, three to five years in 2004, and five years in 2003.

Foreign Currency Translation

Monetary assets and liabilities of the Company’s foreign branch are translated into U.S. dollars at the exchange rate in effect at period-end and nonmonetary assets and liabilities are remeasured at historic exchange rates. Income and expenses are remeasured at the average exchange rate for the period. Transaction gains and losses are reflected in selling, general and administrative expenses in the statements of operations. Transaction gains were approximately $18,000 for the year ended December 31, 2005. Transaction losses were approximately $58,000 and $73,000 for the years ended December 31, 2004 and 2003, respectively.

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

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As Reported	As Reclassified
	Cash and Cash Equivalents	Cash and Cash Equivalents	Short-term Investments
June 30, 2004	$93,794	$53,794	$40,000
March 31, 2004	80,942	51,142	29,800
December 31, 2003	73,643	53,843	19,800
September 30, 2003	62,667	42,617	20,050
June 30, 2003	52,255	32,205	20,050
March 31, 2003	48,330	28,280	20,050
December 31, 2002	68,827	48,977	19,850

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) requires entities to recognize stock-based compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions). In April 2005, the Securities and Exchange Commission (SEC) issued a final ruling that extended the compliance date for SFAS No. 123(R) to the first interim or annual reporting period of the registrants’ first fiscal year that begins on or after June 15, 2005. The Company is now required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. Adoption of SFAS No. 123(R) will reduce reported income and net income per share because the Company currently does not recognize compensation cost for all share-based payments to employees and directors, as permitted by APB Opinion No. 25. The Company will use SFAS No. 123(R)’s modified prospective application method upon adoption. The Company estimates the impact of adopting SFAS No. 123(R), to be approximately $5 million to $7 million of additional stock-based compensation expense in 2006, based upon estimated stock-based compensation expense from unvested options outstanding as of the end of 2005 and from expected grants of stock options and purchase of stock under its Employee Stock Purchase Plan in 2006. Total stock-based compensation expense from unvested options and restricted stock outstanding as of the end of 2005, expected grants of stock options and restricted stock in 2006 and purchases of stock under the Employee Stock Purchase Plan in 2006, is expected to be approximately $10 million to $12 million in 2006. Stock-based compensation expense calculated upon adoption of SFAS No. 123(R) may differ from pro-forma amounts currently disclosed in the footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits, different assumptions and treatment of forfeitures under SFAS No. 123(R), and changes in interest rates or other factors.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APBO No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 were effective for nonmonetary asset exchanges beginning in the third quarter of 2005. The adoption of the provisions of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on its financial position or results of operations.

2. BUSINESS ACQUISITION

On October 15, 2004, the Company acquired Modem Media, Inc. (“Modem Media”), a Norwalk, Connecticut based company that provides interactive marketing strategy services in a stock-for-stock transaction. At the time of the acquisition, Modem Media had approximately 250 employees and also had offices in London and San Francisco. The Company and Modem Media agreed to the transaction based on their belief that it would provide added value to their respective shareholders resulting from a combined entity with stronger long-term growth potential due to an increased scope of services, strengthened shared client relationships, a common strategic focus on delivering client value and operating synergies. The aggregate purchase price was approximately $182.4 million, which consisted of 19,244,308 shares of the Company’s common stock with a value of $168.8 million, or $8.77 per share and stock options assumed with a fair value of $13.6 million. In addition, the Company recorded merger-related transaction costs of $5.1 million. Each outstanding share of Modem Media common stock was exchanged for 0.70 shares of the Company’s common stock, and each outstanding option to purchase Modem Media common stock was assumed by the Company and is exercisable into the Company’s common stock at the same exchange ratio. Common stock issued as consideration for this transaction was valued at the closing price on the two days before the announcement date through the two days after the announcement date of the acquisition. The results of Modem Media since October 15, 2004 have been included in the consolidated financial statements. Modem Media operates as a wholly-owned subsidiary of Digitas Inc. and is included as part of the Company’s only segment.

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition, the Company originally recorded $154.8 million of goodwill and other intangible assets. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

As of October 15, 2004
Cash and cash equivalents	$27,176
Short-term investments	33,687

Current assets	$75,821
Property and equipment	5,256
Goodwill	120,078
Intangible assets	34,700
Other noncurrent assets	1,399

Total assets acquired	237,254
Current liabilities	31,463
Other long-term liabilities	23,405

Total liabilities assumed	54,868

Net assets acquired	$182,386

Of the $34.7 million of acquired intangible assets, $6.7 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $28.0 million was assigned to a customer base that is being amortized over the estimated useful life of ten years.

The following pro forma results of operations for the years ended December 31, 2004 and 2003, have been prepared as though the acquisition of Modem Media had occurred as of January 1, 2003. This pro forma financial information does not purport to be indicative of operations that may occur in the future (in thousands, except per share data):

	Year Ended December 31,
	2004	2003
Revenues	$427,743	$372,210
Net income	27,920	20,170
Income per share
Basic	$0.33	$0.26
Diluted	0.30	0.23
Weighted average shares outstanding
Basic	84,880	79,004
Diluted	94,234	87,923

During the year ended December 31, 2005, the Company recorded purchase price allocation adjustments of $6.3 million to reduce goodwill. Of the $6.3 million of adjustments, $1.4 million represented a reversal of a portion of the liability recorded in connection with Modem Media’s guarantee of the CentrPort operating lease (see Footnote 14 for further description), $1.6 million related to a reversal of a portion of the restructuring accrual to account for a sublease entered into during the second quarter of 2005 and for a change in assumptions related to the future use of certain floor space, $0.8 million related to a decrease in the restructuring accrual to reflect the remaining workforce and related costs expected to be paid, $1.4 million represented a reversal of

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquired pre-billed media liabilities which were no longer considered a valid obligation of the Company, $0.2 million related to the settlement of an outstanding Modem Media lawsuit and approximately $0.9 million represented reversals of other accruals which were no longer considered valid obligations of the Company. Each of these adjustments relate to liabilities acquired in the Modem Media acquisition.

3. RESTRUCTURING EXPENSES

During 2001 and 2002, the Company recorded restructuring charges for workforce reduction and related costs as well as the consolidation of facilities and abandonment of related leasehold improvements in order to realign its cost structure with changing market conditions. Throughout 2002 and 2003, the Company continued to monitor the economic conditions of the real estate market. During 2003, the Company made significant progress towards eliminating its excess real estate resulting in the recognition of $4.1 million of restructuring income related to the reversal of restructuring expense initially recorded in 2001 and 2002. The restructuring expense was reversed because of savings of $7.2 million as compared to the Company’s original estimates. These savings were the result of the Company subleasing its excess space at terms more favorable than estimates and assumptions made in 2002 for savings of $2.3 million, negotiating a termination of the Salt Lake City lease for less than the Company’s estimates for savings of $0.3 million and returning one floor initially restructured in San Francisco to operations, which represented savings of $4.6 million. The $7.2 million in savings was offset by revisions in estimates of future sublease rates and terms for remaining leases resulting in an increase in expected future obligations of $3.1 million. These sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space.

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

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

primarily in its Boston office. This reduction was primarily in response to an announcement in July 2004 by AT&T Corp. that it would discontinue its marketing of local and long-distance telephone services to consumers.

During 2004, the Company continued to make progress towards eliminating its excess real estate obligations as it was able to terminate its lease agreement in London, terminate its lease agreement for one restructured floor in Boston and sublease previously restructured floors in other markets. In connection with the Modem Media acquisition, the Company acquired accrued restructuring of $16.9 million during the fourth quarter of 2004. Approximately $4.6 million of this amount was workforce-related for payments of severance, which was recorded in connection with the acquisition and $12.3 million was related to Modem Media real estate obligations net of estimated sublease income, of which approximately $1.0 million was recorded in connection with the acquisition. Modem Media has excess office space in Norwalk, San Francisco and London. Approximately 80,000 square feet identified as excess remained available for sublease at December 31, 2004.

In the year ended December 31, 2005, the Company recorded an adjustment to the purchase price allocation for the Modem Media acquisition of $0.8 million to decrease the acquired restructuring accrual to reflect the remaining workforce and related costs expected to be paid. The adjustment to the workforce accrual was recorded as a reduction to goodwill since the initial restructuring activity was recorded in connection with the acquisition. Also during 2005, the Company reversed the remaining restructuring accrual related to the 2004 reduction in workforce. The reversal of approximately $0.1 million was based on the Company’s determination that there were no further obligations related to the workforce reduction and recorded as a reduction in restructuring expense.

In addition, the Company recorded restructuring activity related to new developments and conditions in the real estate markets and changes in business needs during the year ended December 31, 2005. The Company recorded restructuring expense totaling $3.0 million related to additional space identified as excess in the San Francisco and Norwalk offices. The Norwalk space was originally in operations but was added to the restructuring accrual as a result of the Company’s efforts to consolidate space subsequent to the Modem Media acquisition. The space in San Francisco was included in the restructuring accrual as a result of the consolidation of the Company’s local offices subsequent to the Modem Media acquisition. The original facility charge represented an estimate of future obligations under the terms of the lease for the excess space less estimated income from subleasing activities. In January 2006, the Company finalized a sublease agreement with a third party for the San Francisco space. The terms of the sublease agreement differed from the assumptions used in establishing the original accrual. Accordingly, the Company recorded approximately $0.7 million of additional restructuring expense in 2005 to reflect the actual terms of the sublease agreement. Also during 2005, the Company determined that one floor in its New York office, which was initially included in the restructuring accrual in 2001, and space on one of the restructured floors in the Norwalk office should be returned to operations due to changes in business as well as the relocation of a former Modem Media client relationship to the New York office. The remaining liabilities of $3.0 million related to the New York space was removed from the accrual during the year ended December 31, 2005, and recorded as restructuring income.

During 2005, the Company entered into a sublease agreement for two of the floors in the Norwalk office and reduced the accrual by $1.4 million to reflect the sublease income expected under the terms of the sublease. Of the $1.4 million adjustment, approximately $0.2 million was recorded as a portion of the reduction in restructuring expense, and $1.2 million was a reduction to goodwill as the initial restructuring activity was recorded in connection with purchase accounting. Also, the Company determined that space on one of the restructured floors in the Norwalk office should be returned to operations due to changes in business needs. The remaining liability of $0.3 million was removed from the accrual during the year ended December 31, 2005, as a reduction to goodwill since the initial restructuring activity was recorded in connection with purchase accounting.

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At December 31, 2005, 180,000 square feet of identified excess office space has been subleased and approximately 74,000 square feet remains available for sublease.

The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which the Company leases office space.

At December 31, 2005, the Company’s restructuring accrual totaled $17.9 million. Approximately $0.1 million of this balance is workforce related for final payments of severance and will be fully utilized in 2006. The remaining $17.8 million is related to remaining real estate obligations net of sublease income. Approximately $5.1 million will be utilized in 2006 with the remaining utilized over the following five years. The Company believes the restructuring accrual is appropriate and adequate to cover remaining obligations.

The following is a summary of restructuring activity for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Workforce Reduction and Related Costs	Consolidation of Facilities	Total
Accrued restructuring at December 31, 2002	$1,488	$48,900	$50,388
Restructuring expenses 2003	—	3,077	3,077
Restructuring income 2003	—	(7,186)	(7,186)
Utilization 2003	(1,076)	(15,895)	(16,971)

Accrued restructuring at December 31, 2003	412	28,896	29,308
Restructuring expenses 2004	1,220	—	1,220
Restructuring accrual acquired from Modem Media in 2004	4,592	12,265	16,857
Utilization 2004	(2,307)	(11,099)	(13,406)

Accrued restructuring at December 31, 2004	3,917	30,062	33,979
Restructuring expenses 2005	—	3,795	3,795
Restructuring income 2005	(53)	(3,071)	(3,124)
Utilization 2005	(2,978)	(11,127)	(14,105)
Adjustments 2005	(811)	(1,803)	(2,614)

Accrued restructuring at December 31, 2005	$75	$17,856	$17,931

The Company’s restructuring activity which commenced in the second quarter of 2001, has resulted in workforce reductions totaling approximately 750 employees across all business functions and regions.

For the years ended December 31, 2005 and 2004, cash expenditures related to restructuring activities were $14.1 million and $12.4 million, respectively, and the Company disposed of $0.5 million and $1.0 million, respectively, of leasehold improvements related to excess office space.

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. FIXED ASSETS

Fixed assets consist of the following (dollars in thousands):

	December 31,
	2005	2004
Furniture and fixtures	$12,685	$12,322
Computer equipment and software	27,856	23,601
Leasehold improvements	33,854	19,977
Construction in progress	1,145	1,540

	75,540	57,440
Less accumulated depreciation	(31,724)	(35,115)

	$43,816	$22,325

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was approximately $9.4 million, $6.7 million and $8.9 million, respectively.

5. GOODWILL

The Company recorded an incremental $120.1 million of goodwill in the year ended December 31, 2004 as a result of the acquisition of Modem Media. The changes in the carrying amount of the goodwill during the year ended December 31, 2005, consist of a $6.3 million reduction relating to purchase price allocation adjustments on the Modem Media acquisition (see Footnote 2 for further description). The Company performed its annual impairment testing of goodwill in accordance with SFAS No. 142, and based upon the results of these tests, determined that the fair value exceeded the carrying amount resulting in no impairment to existing goodwill in 2005, 2004 or 2003.

6. OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (dollars in thousands):

	December 31,
	2005			2004
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer base	$28,000	$(3,383)	$24,617	$28,000	$(583)	$27,417
Trademark	6,700	—	6,700	6,700	—	6,700
Favorable leases	—	—	—	4,234	(4,234)	—

	$34,700	$(3,383)	$31,317	$38,934	$(4,817)	$34,117

The Company recorded an incremental $34.7 million of other intangible assets in the year ended December 31, 2004 as a result of the acquisition of Modem Media (see Footnote 2 for further description). Amortization of other intangible assets was approximately $2.8 million, $1.3 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 is expected to be approximately $2.8 million per year.

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ACCRUED COMPENSATION

Accrued compensation consists of the following: (dollars in thousands)

	December 31,
	2005	2004
Accrued bonus	$17,345	$13,422
Accrued vacation	4,526	3,758
Deferred compensation	4,825	3,741
Other accrued compensation	2,029	2,889

	$28,725	$23,810

8. DEBT

Credit Agreements

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

As of December 31, 2005, amounts borrowed under the revolving credit facility bear interest at either the prime rate or at a Eurocurrency rate plus applicable margin of 2.25%. Additionally, the Company is required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit and a letter of credit fee of 2.25% of the face amount of outstanding letters of credit. Under the terms of the credit facility, the Company must comply with various financial and non-financial covenants. As of December 31, 2005, the Company was in compliance with all of its covenants.

Borrowings under the credit facility are secured by substantially all the assets of the Company. At December 31, 2005, the Company had no borrowings under the revolving credit facility and approximately $9.8 million outstanding under standby letters of credit, leaving approximately $20.2 million available for future borrowings.

Notes Payable, Tenant Improvement Loans

Since 1995, the Company has received tenant improvement loans, which were required to be reimbursed to the landlord through November 2005. Interest expense recognized in relation to these notes amounted to $12,000, $43,000 and $70,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with the acquisition of Modem Media, we acquired debt of $0.4 million related to amounts advanced to Modem Media in November 2000 for leasehold improvements at Modem Media’s Norwalk, Connecticut office. Payments for these advances are to be made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these advances was $0.2 million as of December 31, 2005.

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

In an effort to improve shareholder return on investment, in November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005.

During the year ended December 31, 2005, the Company repurchased 4,463,657 shares of common stock at an average price of approximately $10.64 for an aggregate purchase price of approximately $47.5 million. During the year ended December 31, 2004, the Company repurchased 1,089,000 shares of common stock at an average price of approximately $8.52 for an aggregate purchase price of approximately $9.3 million. During the year ended December 31, 2003, the Company did not repurchase any shares. All shares repurchased were retired.

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

Business Acquisition

In October 2004, the Company completed the acquisition of Modem Media, Inc. In connection with the acquisition, the Company issued 19,244,308 shares of common stock at a price of $8.77 per share for an aggregate price of approximately $168.8 million. In addition, it recorded approximately $13.6 million of additional paid-in capital, which represented the fair value of vested stock options assumed in the acquisition (see Footnote 2 for further description).

Restricted Stock

During the year ended December 31, 2005, the Company granted 725,837 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The restricted shares granted had a weighted average fair value of $10.06 based on the closing price of the Company’s common stock on the date of grant. The intrinsic value of these shares was measured using the closing price on the date of grant. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The Company recorded deferred compensation of $7.3 million related to the restricted shares granted in the year ended December 31, 2005, and will recognize the compensation expense over the three year vesting period. Approximately $2.0 million of compensation expense related to the restricted stock was recognized in the year ended December 31, 2005.

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Non-qualified stock options granted under the 2000 Plan may be granted at prices which are less than the fair market value of the underlying shares on the date granted. Under the 2000 Plan, incentive stock options and non-qualified stock options are generally subject to a four-year vesting schedule pursuant to which the options vest 25% on the first anniversary of the grant date and an additional 6.25% on each consecutive three-month period thereafter. The options generally terminate on the tenth anniversary of the grant date. In addition, vested options may be exercised for specified periods after the termination of the optionee’s employment or other service relationship with the Company or its affiliates.

In connection with the acquisition of Modem Media in October 2004, each outstanding option to purchase Modem Media common stock was assumed by the Company and is exercisable into 0.70 shares of the Company’s

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2005, 10,532,833 shares of common stock were available for future grant and 28,408,728 shares of common stock were reserved for future issuance under the Company’s option plans.

The following table summarizes stock option activity under the Company’s option plans:

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Options outstanding at beginning of period	24,281,138	$4.59	24,942,294	$3.86	31,121,420	$3.55
Options granted	1,464,422	10.52	2,639,778	9.40	1,730,846	4.84
Options assumed in acquisition	—	—	3,528,738	6.02	—	—
Options exercised	(6,463,498)	4.27	(5,628,330)	4.03	(6,535,632)	2.35
Options canceled	(1,406,167)	8.64	(1,201,342)	6.77	(1,374,340)	5.10

Options outstanding at end of period	17,875,895	$4.88	24,281,138	$4.59	24,942,294	$3.86

Weighted-average fair value of options granted during the year at fair market value		$5.06		$5.16		$2.76

The following table summarizes stock options under the Company’s option plans as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding at December 31, 2005	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Number exercisable at December 31, 2005	Weighted-average exercise price
$ 0.45–$ 2.19	3,524,290	3.07	$1.06	3,524,290	$1.06
$ 2.20–$ 3.10	6,059,490	3.93	2.68	6,004,875	2.67
$ 3.11–$ 4.95	2,161,359	6.14	4.29	1,997,331	4.32
$ 4.96–$ 8.75	2,872,129	5.74	7.66	2,276,709	7.56
$ 8.76–$12.50	2,835,832	8.73	10.21	693,582	10.07
$12.51–$16.88	271,225	5.75	15.45	216,075	16.16
$16.89–$24.00	151,570	4.51	18.56	151,570	18.56

$ 0.45–$24.00	17,875,895	5.11	$4.88	14,864,432	$3.97

During 2000 and 1999, the Company issued stock options to employees at exercise prices which at the time of the grant were below the fair market value of the Company’s common stock. The exercise prices for these stock options issued below fair market value ranged from $2.52 to $8.75. As a result of these option grants, the Company recorded deferred compensation expense, which represented the aggregate difference between the

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes for grants to employees. These amounts were recognized as compensation expense over the vesting period of the underlying stock options.

In connection with the acquisition of Modem Media in October 2004, the Company assumed certain unvested stock options to purchase shares of the Modem Media’s common stock. The aggregate intrinsic value assigned to future service related to these options was approximately $0.8 million and is being amortized to stock-based compensation expense over the remaining vesting periods of the underlying stock options. The Company recorded compensation expense of approximately $0.3 million and $0.2 million related to these options during the years ended December 31, 2005 and 2004, respectively.

The Company recorded compensation expense of $0.3 million (all of which relates to Modem Media), $1.6 million (of which $0.2 million relates to Modem Media), and $7.5 million, respectively, during the years ended December 31, 2005, 2004 and 2003, related to options.

Common Stock Warrants

During the year ended December 31, 1999, the Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $2.52 per share. Subsequently, during the same year, the Board of Directors authorized the Company to repurchase warrants to purchase 120,000 of these shares. The remaining warrants are fully exercisable and expire in January 2009.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan, under which a total of up to 1,500,000 shares of common stock are authorized to be sold to participating employees. The Digitas Inc. 2000 Employee Stock Purchase Plan was terminated effective June 30, 2005 in connection with the adoption of the 2005 Employee Stock Purchase Plan which became effective on July 1, 2005. Participating employees may purchase shares of common stock at 85% of the stock’s fair market value at the end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s base compensation.

11. INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The components of income before income taxes and the provision for income taxes are as follows: (dollars in thousands)

	December 31,
	2005	2004	2003
Income before income taxes	$42,207	$31,155	$17,076
Provision for income taxes
Federal
Current	0	0	0
Deferred	0	0	0

Total federal	0	0	0
State
Current	(1,317)	(233)	(217)
Deferred	0	0	0

Total state	(1,317)	(233)	(217)

Provision for income taxes	$(1,317)	$(233)	$(217)

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at statutory rates to the effective rate is as follows:

	December 31,
	2005	2004	2003
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	7.0	5.8	6.3
Permanent differences	0.4	0.2	(0.1)
Change in valuation allowance	(39.3)	(40.2)	(39.9)

Effective tax rate	3.1%	0.8%	1.3%

The tax effects of temporary differences that give rise to a significant portion of the deferred income tax assets (liabilities), net, are as follows: (dollars in thousands)

	December 31,
	2005	2004
Deferred tax assets:
Amortization of intangibles	$2,540	$6,602
Accrued expenses	4,341	10,112
Deferred rent	8,609	798
Stock-based compensation	7,436	10,686
Allowance for doubtful accounts	1,840	423
Depreciation	2,567	1,237
Restructuring charge	6,664	10,680
Net operating loss carryforward	57,251	56,392

Total deferred tax assets	91,248	96,930
Deferred tax liability	(12,589)	(13,715)

Net deferred tax asset	78,659	83,215
Valuation allowance	(81,359)	(85,915)

Total	$(2,700)	$(2,700)

In assessing the ability to realize the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2005, a full valuation allowance was recorded because management currently believes that after considering the available evidence that it is more likely than not that these assets will not be realized. The net deferred tax liability of $2.7 million at December 31, 2005, is included in other long-term liabilities on the Company’s balance sheet. If the Company were able to realize these assets in the future, $7.8 million of the total valuation allowance would be allocated to goodwill as it relates to the acquisition of Modem Media, Inc., $37.5 million of the total valuation allowance would be allocated as a credit to stockholders’ equity as it relates to exercises of employee stock options and the remainder would be recognized as a reduction to income tax expense.

The Company’s stock options are considered non-qualified stock options under the Internal Revenue Code. The tax law allows the Company to receive a tax deduction for an amount equal to the ordinary income recognized by an employee upon exercise and the Company recognizes such deductions as reported on its tax

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

return. The Company’s accounting policy is to utilize prior year net operating losses before consideration of current and prior years’ excess tax deductions for stock-based compensation. The Company currently expects to recognize $34.2 million in tax benefits on its 2005 federal tax return related to stock-based compensation tax deductions. The Company recognized $54.7 million in tax benefits on its 2004 federal tax return related to stock-based compensation deductions, of which $21.0 million and $33.6 million relate to 2004 and years prior to 2004, respectively. Since the Company has not been a taxpayer historically, the deferred tax assets related to these tax benefits are fully reserved within the Company’s valuation allowance. The amount of such benefits attributable to excess stock-based compensation deductions will be credited to additional paid-in capital when the other components of the Company’s net operating losses are fully realized.

During the year ended December 31, 2005, the Company realized a net $4.6 million decrease in its valuation allowance. The Company’s 2005 activities caused the valuation allowance to decrease by $16.6 million. This decrease impacted the income tax provision in 2005. The offsetting increase of $12.0 million related to certain adjustments to the Modem Media purchase accounting and stock option exercises did not impact the income tax provision in 2005.

At December 31, 2005, the Company has available federal and various state net operating loss carryforwards of approximately $143.1 million, which begin to expire in 2020. This amount includes approximately $25.2 million in net operating loss carryforwards incurred by Modem Media prior to the Company’s acquisition in October 2004. The acquired loss carryforwards can be utilized to offset future taxable income, but are subject to certain annual limitations as a result of Internal Revenue Code Section 382. At December 31, 2005, a full valuation allowance has been recorded.

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

12. EMPLOYEE BENEFIT PLAN

Effective December 1999, the Board of Directors and shareholders adopted the 2000 Employee Savings Plan (the “2000 Savings Plan”), which provided for a discretionary Company match of employee contributions, up to 4% of their salary, subject to certain IRS restrictions. On June 1, 2005, the Board of Directors amended the 2000 Savings Plan to provide for a nondiscretionary Company match of employee contributions, of up to 50% of employee contributions, up to 6% of their salary, subject to certain Internal Revenue Service (“IRS”) restrictions. The Company match of employee contributions is made on the last day of the year for employees as of that date. Certain employees are subject to vesting requirements based on length of service. For the years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $3.1 million, $1.3 million and $1.1 million, respectively, representing matching contributions and administrative expenses related to the 2000 Savings Plan.

The Digitas LLC Deferred Compensation Plan (the “Deferred Compensation Plan”) was initially adopted effective March 1, 2000 and was amended effective January 1, 2003. The administration of the plan was modified in 2005 to conform to IRS guidance on the new tax legislation governing deferred compensation. The Deferred Compensation Plan provides an opportunity for a select group of executives and highly compensated employees to defer up to 100% of their base salary and incentive cash compensation on a pre-tax basis and

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receive a tax-deferred return on the pre-tax deferrals. The amounts deferred are excluded from the employee’s taxable income and are not deductible by the Company until paid. A participant can elect to defer payment to an in-service date of distribution or until termination of employment. Subject to IRS rules, the employee selects from a limited number of mutual funds and the deferred liability is increased or decreased to correspond to the market value of these underlying hypothetical mutual fund investments. The Deferred Compensation Plan is an unfunded plan and participants are unsecured general creditors of the Company. However, a Rabbi Trust has been established and contributions are made to offset this liability. Participants do not have any preferential right to any assets in the trust.

13. SEGMENTS AND RELATED INFORMATION

The Company manages its business as one segment. Accordingly, the financial information disclosed in these financial statements represents the material financial information related to the Company’s single operating segment.

The Company attempts to limit its concentration of credit risk by securing clients with significant assets or liquidity. While the Company enters into written agreements with its clients, such contracts are typically terminable between 30 and 90 days notice. Management believes a loss of any one of its significant clients or any significant reduction in the use of its services by a major client could have a material adverse effect on the Company’s business, financial condition and results of operations. In September 2005, Delta Air Lines filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company recorded a $3.2 million charge to professional services costs related to estimated exposure on collectibility of receivables due from Delta as of the bankruptcy filing date for services performed prior to that date. Delta was the Company’s third largest client at the time of its bankruptcy filing, accounting for approximately 5% of its fee revenues in 2005. The Company has continued to provide services to Delta subsequent to their bankruptcy filing. The Company currently expects that it will receive payment for all services provided to Delta subsequent to their bankruptcy filing. During the years ended December 31, 2005, 2004 and 2003, the Company’s top ten clients represent 67%, 78% and 80%, respectively, of the Company’s total fee revenue. The table below summarizes customers that individually comprise greater than 10% of the Company’s fee revenue.

	Customer
	A	B	C
2005	*	26%	22%
2004	12%	23%	24%
2003	13%	19%	23%

*	Customer comprised less than 10% of total fee revenue in 2005.

Revenues by geographic area are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	96%	97%	98%
United Kingdom	4%	3%	2%

There were no significant foreign-based long-lived assets at December 31, 2005 or 2004.

14. COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under noncancelable operating leases expiring at various dates through November 2017. Certain of the leases contain renewal options and escalation clauses. Portions of the Company’s

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

space are sublet to other tenants under leases expiring during the next one to six years. Rent expense, net of any contractual sublease income, amounted to approximately $19.7 million, $11.9 million, and $10.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, the Company’s rent expense was partially offset by tenant income of approximately $0, $0, and $0.7 million, respectively. The future minimum rental payments required under operating leases as of December 31, 2005 are as follows: (dollars in thousands)

Minimum Operating Lease Payments
2006	$22,234
2007	21,705
2008	21,395
2009	19,673
2010	14,383
Thereafter	57,448

Total minimum rental payments required	$156,838

In April 2004, the Company entered into an agreement to lease approximately 200,000 square feet of office space in a new Boston facility. The space serves as the Company’s new headquarters. The lease commenced in September, 2005, upon the Company occupying the space. The Company began recording rent expense on the facility when it commenced construction of improvements to the space in March 2005 and commenced rental payments in December 2005. The lease expires in November 2017. Total contractual obligations under the lease are $86.5 million, which are included in the table above. The Company’s lease for approximately 275,000 square feet of office space in downtown Boston at its former headquarters expired on November 30, 2005.

Minimum payments have not been reduced by minimum sublease income of $10.1 million due in the future under noncancelable subleases as follows: (dollars in thousands)

Sublease Income
2006	$2,398
2007	2,460
2008	2,291
2009	1,939
2010	863
Thereafter	145

Total sublease income due	$10,096

As of December 31, 2005, all minimum sublease income due in the future under noncancelable subleases is related to restructured facilities.

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

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modem Media was a guarantor for the office lease obligations of CentrPort. As of December 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease were $4.8 million, subject to adjustment in accordance with the terms of the lease.

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

In 2005, the Company became aware that CentrPort’s financial condition had further deteriorated, and CentrPort’s assets were sold by a receiver. Modem Media was informed that as a result of CentrPort’s financial condition, rent payments would no longer be made by or on behalf of CentrPort. In order to obtain rights that would help mitigate its liability as guarantor, the Company agreed to assume CentrPort’s lease as of October 2005. Accordingly, the Company is now responsible to pay the lease obligation until the space can be leased to a third party or until a settlement is reached with the landlord. In January 2006, the Company entered into a sublease with a third party for a portion of the space in order to mitigate a portion of its liability. As of December 31, 2005, the aggregate remaining base rent and estimated operating expenses due under this lease, net of minimum sublease payments under the January 2006 sublease agreement were $2.9 million, subject to adjustment in accordance with the terms of the lease. A liability for the $2.9 million is included on our balance sheet as of that date. The Company paid $0.5 million on behalf of CentrPort for a portion of its lease obligations in 2005.

15. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of our business. The Company believes that it is not currently a party to any such claims or proceedings, which, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations.

Digitas Inc. is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Digitas Inc., several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of Digitas Inc.’s common stock between March 13, 2000, the date of the Offering, and December 6, 2000. The plaintiffs allege, among other things, that Digitas Inc.’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Digitas Inc.’s stock price in the period after the Offering. The plaintiffs claimed violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against Digitas Inc.’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claims against Digitas Inc. were dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Digitas Inc., with respect to the remaining claims. A court hearing on the fairness of the proposed settlement to the plaintiff class is scheduled for April 24, 2006. If the settlement is approved by the court, the settlement would resolve those claims against Digitas Inc. and is expected to result in no material liability to it. Digitas Inc. believes that the claims against it are without merit and, if they are not resolved as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on Digitas Inc.’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Modem Media is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Beginning in August 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Modem Media, several of its officers and directors, and five underwriters of its initial public offering (the “Modem Media Offering”). The purported class actions are all brought on behalf of purchasers of Modem Media’s common stock between February 5, 1999, the date of the Modem Media Offering, and December 6, 2000. The plaintiffs allege, among other things, that Modem Media’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Modem Media’s stock price in the period after the Modem Media Offering. The plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Modem Media. A court hearing on the fairness of the proposed settlement to the plaintiff class is scheduled for April 24, 2006. If the settlement is approved by the court, the settlement would resolve the claims against Modem Media and the individual defendants and is expected to result in no material liability to the Company. The Company believes that the claims against Modem Media are without merit and, if they are not resolved as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome of effect of these actions.

16. SUBSEQUENT EVENTS

Acquisition of Medical Broadcasting Company

On January 31, 2006, the Company acquired Medical Broadcasting, LLC (“MBC”). MBC was a privately owned Philadelphia based company and offers digital professional services to pharmaceutical and healthcare marketers. Under the purchase agreement, the Company issued 594,224 shares of its common stock valued at approximately $7.9 million, or $13.24 per share, paid cash of approximately $27.6 million to MBC’s equity holders in exchange for the outstanding membership units of MBC and. In addition, the purchase price for the acquisition will include all direct costs incurred by us, primarily consisting of legal and accounting advisory fee. The cash paid as part of the acquisition included approximately $5.1 million required under the agreement for the excess of MBC’s assets over its liabilities on the acquisition date. In addition, the purchase agreement provides

DIGITAS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for contingent consideration based on MBC’s performance against specified financial performance targets through December 31, 2008. The contingent consideration is calculated based on MBC’s financial performance during specified measurement periods and is payable in two installments, with the first payment scheduled for March 2008 and the second for March 2009. Digitas has the right to buy out its contingent consideration obligation after December 31, 2006 using an agreed upon formula based on the financial performance of MBC through the date of the buy-out. The Company believes the MBC transaction provides it with additional expertise in digital and direct marketing in the pharmaceutical and healthcare industry. MBC will operate as its third agency and currently employs approximately 140 employees.

Stock Repurchase Programs

In January 2006, the Board of Directors authorized the repurchase of up to $100 million of common stock under a common stock repurchase program which expires on January 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 14, 2006.

DIGITAS INC.

Name	Capacity	Date

/s/ DAVID W. KENNY David W. Kenny	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 14, 2006

/s/ BRIAN K. ROBERTS Brian K. Roberts	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2006

/s/ GREGOR S. BAILAR Gregor S. Bailar	Director	March 10, 2006

/s/ MICHAEL E. BRONNER Michael E. Bronner	Director	March 14, 2006

/s/ ROBERT R. GLATZ Robert R. Glatz	Director	March 14, 2006

/s/ ARTHUR KERN Arthur Kern	Director	March 14, 2006

/s/ GAIL J. MCGOVERN Gail J. McGovern	Director	March 14, 2006

/s/ JOSEPH R. ZIMMEL Joseph R. Zimmel	Director	March 14, 2006

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

Name	Capacity	Date

/s/ DAVID W. KENNY David W. Kenny	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 14, 2006

/s/ BRIAN K. ROBERTS Brian K. Roberts	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2006

/s/ GREGOR S. BAILAR Gregor S. Bailar	Director	March 10, 2006

/s/ MICHAEL E. BRONNER Michael E. Bronner	Director	March 14, 2006

/s/ ROBERT R. GLATZ Robert R. Glatz	Director	March 14, 2006

/s/ ARTHUR KERN Arthur Kern	Director	March 14, 2006

/s/ GAIL J. MCGOVERN Gail J. McGovern	Director	March 13, 2006

/s/ JOSEPH R. ZIMMEL Joseph R. Zimmel	Director	March 14, 2006

DIGITAS INC.

FINANCIAL STATEMENT SCHEDULE

Schedule II: Valuation and Qualifying Accounts

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Expense	Acquired Reserves	Write-offs	Balance at End of Period
Year ended December 31, 2003	$944	$47	$—	$(29)	$962
Year ended December 31, 2004	$962	$—	$200	$(109)	$1,053
Year ended December 31, 2005	$1,053	$3,653	$(75)	$(55)	$4,576

INDEX TO EXHIBITS

Exhibit No.	Exhibit Index Title	Method of Filing

2.1	Agreement and Plan of Merger between Bronner Slosberg Humphrey Co. and BSH Inc. dated December 19, 2001	Incorporated by reference to Exhibit 3.1 to the Annual Report of Form 10-K for the year ended December 31, 2001 (SEC File No. 000-29723)

2.2	Agreement and Plan of Merger, dated as of July 15, 2004, by and among Digitas Inc., a Delaware corporation, Digitas Acquisition Corp., a Delaware corporation and Modem Media, Inc., a Delaware corporation.	Incorporated by reference to Annex A to the Registration Statement on Form S-4 (SEC File No. 333-118151), as amended, as filed with the Securities and Exchange Commission

3.1	Amended and Restated Certificate of Incorporation of Digitas Inc.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

3.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Digitas Inc.	Incorporated by reference to Exhibit 3.1 to the Form 8-A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission

3.3	By-laws of Digitas Inc.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

4.1	Specimen certificate for shares of common stock, $.01 par value, of Digitas Inc.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

4.2	Shareholder Rights Agreement, dated January 25, 2005, between Digitas Inc. and American Stock Transfer & Trust Company, as Rights Agent	Incorporated by reference to Exhibit 4.1 to the Form 8-A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 28, 2005.

4.3	Description of the Company’s Rights to purchase shares of the Company’s Series A Junior Participating Cumulative Preferred Stock	Incorporated by reference to the Registration Statement on Form 8-A (SEC File No. 000-29723) filed with the Securities and Exchange Commission on January 28, 2005

10.1	The Bronner Slosberg Humphrey Co. 1998 Option Plan	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.2	The Bronner Slosberg Humphrey Co. 1999 Option Plan	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.3	Form of 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

Exhibit No.	Exhibit Index Title	Method of Filing

10.4	Modem Media.Poppe Tyson, Inc. Amended and Restated 1997 Stock Option Plan (as amended December 11, 1998)	Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (SEC File No. 333-68057), as amended, as filed with the Securities and Exchange Commission

10.5	Modem Media.Poppe Tyson, Inc. 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (SEC File No. 96483), as filed with the Securities and Exchange Commission

10.6	Modem Media 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (SEC File No. 46204), as filed with the Securities and Exchange Commission

10.7	Form of 2000 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.8	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-29723)

10.9	Agreement of Sublease, dated as of November 15, 1999, by and between Bill Communications, Inc. and Bronnercom, LLC	Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.10	Lease, dated as of April 21, 1998, between Norwalk Improvements LLC, a New York limited liability company, and TN Technologies, Inc., a Delaware corporation	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-29723)

10.11	Amendment to Lease, dated as of November 6, 1998, by and between Norwalk Improvements, LLC, and New York limited liability company, and TN Technologies, Inc., a Delaware corporation	Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-29723)

10.12	Second Amendment to Lease, dated as of February 11, 2000, by and between Norwalk Improvements, LLC, a New York limited liability company, and Modem Media.Poppe Tyson, Inc., a Delaware corporation	Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-29723)

10.13	Third Amendment to Lease, dated as of June 20, 2000, by and between Norwalk Improvements, LLC, a New York limited liability company, and Modem Media.Poppe Tyson, Inc., a Delaware corporation	Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-29723)

10.14	Lease relating to 183 Eversholt Street, London NW1, dated June 8, 2000, between Allied Dunbar Assurance PLC and Modem Media (UK) Limited	Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-29723)

Exhibit No.	Exhibit Index Title	Method of Filing

10.15	Office building Lease, dated as of July 26, 1999, by and between CEP Investors XII LLC as landlord and Modem Media.Poppe Tyson, Inc. as tenant	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-29723)

10.16	Amended and Restated Warrant Agreement, dated as of September 8, 2003, by and between Digitas Inc. and Highbridge International LLC	Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 29723)

10.17	First Amendment to 2000 Stock Option and Incentive Plan	Incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on April 3, 2001.

10.18	Employment Agreement, dated as of January 6, 1999, by and between David W. Kenny and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.19	First Amendment to Employment Agreement, dated as of January 6, 1999, by and between David Kenny and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 29723)

10.20	Second Amendment to Employment Agreement, dated as of January 21, 2005, by and between David Kenny and Digitas LLC	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

10.21	Employment Agreement, dated as of June 22, 2001, between Digitas LLC and Brian Roberts	Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 29723)

10.22	First Amendment to Employment Agreement, dated as of January 21, 2005, between Digitas Inc. and Brian Roberts	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

10.23	Employment Agreement, dated as of July 20, 2004, between Digitas LLC and Ernest Cloutier	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 29723)

10.24	Employment Agreement, dated as of May 3, 1999, by and between Bronner Slosberg Humphrey, LLC and Laura Wicke Lang	Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 29723)

10.25	Amendment to Employment Agreement, dated May 3, 1999, between Laura Lang and Bronner Slosberg Humphrey, LLC	Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 29723)

10.26	Second Amendment to Employment Agreement, dated as of January 21, 2005, between Digitas LLC and Laura Lang	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

Exhibit No.	Exhibit Index Title	Method of Filing

10.27	Employment Agreement, dated as of January 21, 2005, between Modem Media, Inc. and Martin Reidy	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on January 24, 2005

10.28	Marketing & Advertising Services Agreement, dated as of January 1, 2000, by and between Bronnercom, LLC and General Motors Corporation	Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.29	Advertising/Marketing Promotion Agency Agreement, dated as of October 1, 1997, by and between American Express Travel Related Services Company, Inc. and Bronner Slosberg Humphrey Inc.	Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.30	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 (SEC File No. 333-93585), as amended, as filed with the Securities and Exchange Commission

10.31	First Amendment to Office Lease, dated as of April 27, 2000, by and between Mosten Management Company, Inc. and Digitas LLC, formerly known as Bronnercom, LLC	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000 (SEC File No. 000-29723)

10.32	Amendment to Digitas LLC Employee Savings Plan effective January 1, 2002	Incorporated by reference to Exhibit 3.1 to the Annual Report of Form 10-K for the year ended December 31, 2001 (SEC File No. 000-29723)

10.33	Amendment to Digitas LLC Employee Savings Plan effective May 1, 2001	Incorporated by reference to Exhibit 10.39 to the Annual Report of Form 10-K for the year ended December 31, 2001 (SEC File No. 000-29723)

10.34	Form of Executive Employment Agreement	Incorporated by reference to Exhibit 10.43 to the Annual Report of Form 10-K for the year ended December 31, 2002 (SEC File No. 000-29723)

10.35	The Digitas LLC Deferred Compensation Plan, dated as of January 1, 2003	Incorporated by reference to Exhibit 10.45 to the Annual Report of Form 10-K for the year ended December 31, 2002 (SEC File No. 000-29723)

10.36	Lease by and between Arch Street Tower LLC, as Landlord, and Digitas LLC, as Tenant, dated April 23, 2004	Incorporated by reference to Exhibit 99.1 to the Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on April 28, 2004.

10.37	Employment Agreement dated as of February 17, 2005, by and between Digitas Inc. and Cella Irvine	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on February 18, 2005

Exhibit No.	Exhibit Index Title	Method of Filing

10.38	Amended and Restated Revolving Credit Agreement, dated as of August 31, 2005 (the “Restated Credit Agreement”) among Digitas LLC, as the borrower, and Digitas Inc. and Bronner Slosberg Humphrey, Inc. as guarantors, and Bank of America, N.A., successor by merger to Fleet National Bank, and other lending institutions listed therein (the “Lenders”) and Bank of America, N.A., successor by merger to Fleet National Bank, as agent.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.39	Digitas Inc. 2005 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005

10.40	Amendment to Digitas Employee Savings Plan effective January 1, 2005	Filed herewith

10.41	Amendment to Digitas Employee Savings Plan effective June 1, 2005	Filed herewith

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 000-29723)

21.1	Subsidiaries of Digitas Inc.	Filed herewith

23.1	Consent of Independent Auditors	Filed herewith

24.1	Powers of Attorney	Included on signature page hereto

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith