Form 10-Q
period 2006-03-31
DIGITAS INC
filed 2006-05-10
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 000-29723

DIGITAS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3494311
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

33 Arch Street Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 617-369-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 1, 2006 there were 90,396,842 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenue:
Fee revenue	$97,166	$80,279
Pass-through revenue	78,199	57,501

Total revenue	175,365	137,780

Operating expenses:
Professional services costs	57,167	46,349
Pass-through expenses	78,199	57,501
Selling, general and administrative expenses	26,636	23,588
Restructuring expenses, net	10	—
Amortization of intangible assets	950	700

Total operating expenses	162,962	128,138

Income from operations	12,403	9,642

Other income (expense):
Interest income	2,148	1,138
Interest expense	(107)	(120)
Other miscellaneous income	137	28

Income before provision for income taxes	14,581	10,688
Provision for income taxes	514	331

Income before cumulative effect of change in accounting principle	14,067	10,357
Cumulative effect of change in accounting principle (net of tax of $0)	470	—

Net income	$14,537	$10,357

Basic net income per share before cumulative effect of change in accounting principle	$0.16	$0.12
Basic net income per share from cumulative effect of change in accounting principle	$—	$—
Basic net income per share	$0.16	$0.12

Diluted net income per share before cumulative effect of change in accounting principle	$0.14	$0.11
Diluted net income per share from cumulative effect of change in accounting principle	$0.01	$—
Diluted net income per share	$0.15	$0.11

Weighted-average common shares outstanding
Basic	89,377	87,619
Diluted	98,221	96,441

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$139,417	$180,297
Short-term investments	43,412	37,023
Accounts receivable, net of allowance for doubtful accounts of $5,581 and $4,576 at March 31, 2006 and December 31, 2005, respectively	50,753	54,195
Accounts receivable, unbilled	46,968	26,971
Prepaid expenses and other current assets	4,471	9,343

Total current assets	285,021	307,829
Fixed assets, net	42,751	43,816
Goodwill, net	228,367	211,877
Other intangible assets, net	45,367	31,317
Other assets	5,635	5,795

Total assets	$607,141	$600,634

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$49,088	$45,761
Billings in excess of cost and estimated earnings on uncompleted contracts	59,715	64,506
Accrued expenses	10,194	9,408
Accrued compensation	18,531	28,725
Accrued restructuring	4,857	5,134
Current portion of long-term debt	77	87

Total current liabilities	142,462	153,621
Long-term debt, less current portion	124	139
Accrued restructuring, long-term	11,552	12,797
Deferred rent, long-term.	21,327	21,544
Other long-term liabilities	5,600	5,545

Total liabilities	181,065	193,646

Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 90,230,041 and 89,502,614 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	902	895
Additional paid-in capital	520,028	520,363
Accumulated deficit	(94,434)	(108,971)
Cumulative foreign currency translation adjustment	(420)	(452)
Deferred compensation	—	(4,847)

Total shareholders’ equity	426,076	406,988

Total liabilities and shareholders’ equity	$607,141	$600,634

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$14,537	$10,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,715	2,774
Stock-based compensation	1,335	83
Restructuring expense, net	10	—
Provision for doubtful accounts	852	—
Changes in operating assets and liabilities:
Accounts receivable	5,342	2,991
Accounts receivable, unbilled	(18,695)	(19,315)
Prepaid expenses and other current assets	5,225	5,256
Other assets	174	(129)
Accounts payable	1,880	20,645
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,716)	(12,089)
Accrued expenses	(777)	177
Accrued compensation	(13,152)	5,088
Accrued restructuring	(1,563)	(9,867)
Deferred rent	(217)	523
Other long-term liabilities	(198)	(699)

Net cash provided by (used in) operating activities	(9,248)	5,795

Cash flows from investing activities:
Purchases of short-term investments	(109,997)	(117,544)
Sales and maturities of short-term investments	103,608	120,526
Purchase of fixed assets	(1,366)	(2,229)
Acquisition of business, net of cash acquired	(19,449)	—

Net cash provided by (used in) investing activities	(27,204)	753

Cash flows from financing activities:
Payment of note payable, tenant allowances	(25)	(91)
Proceeds from issuance of common stock	5,640	9,911
Repurchase of common stock, including transaction costs	(10,032)	(9,007)

Net cash provided by (used in) financing activities	(4,417)	813

Effect of exchange rate changes on cash and cash equivalents	(11)	(97)

Net increase (decrease) in cash and cash equivalents	(40,880)	7,264
Cash and cash equivalents, beginning of period	180,297	130,546

Cash and cash equivalents, end of period	$139,417	$137,810

Supplemental disclosure of cash flow information:
Cash paid for taxes	$236	$218
Cash paid for interest	82	89

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Digitas Inc. (the “Company”) in accordance with generally accepted accounting principles. They do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for that period. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods presented. The results for these periods are not necessarily indicative of the results for any future reporting period, including the fiscal year. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from these estimates.

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

2. BUSINESS ACQUISITION

On January 31, 2006, the Company acquired Medical Broadcasting, LLC (“MBC”), a privately owned Philadelphia-based company offering direct and digital professional services to pharmaceutical and healthcare marketers. MBC operates as the Company’s third agency and employs approximately 140 employees. The Company agreed to the transaction based on its belief that the transaction would provide added value to shareholders, by providing the Company with additional expertise in digital and direct marketing in the pharmaceutical and healthcare industries. The purchase price included an initial payment made at the closing and contingent payments to be made on specified future dates if MBC meets performance goals established in the purchase agreement. The aggregate initial payment was approximately $36.5 million, consisting of 594,224 shares of the Company’s common stock with a value of $7.9 million, based on the average closing price on the two days before through the two days after the announcement date of the transaction for accounting purposes, and cash of approximately $27.8 million. The cash to be paid as part of the acquisition included approximately $5.3 million required under the agreement for the excess of MBC’s assets over its liabilities on the acquisition date. Of the $5.3 million, $5.1 million was paid on the acquisition date, and the remainder will be paid in the three months ended June 30, 2006. The Company also recorded merger-related transaction costs of $0.8 million, consisting primarily of legal and accounting advisory fees. The results of MBC since January 31, 2006 have been included in the Company’s consolidated financial statements. MBC operates as a wholly-owned subsidiary of Digitas Inc. and is included as part of the Company’s only segment.

The contingent consideration may be payable pursuant to an earn-out arrangement that is contingent upon the financial performance of MBC for the period from January 1, 2006 through December 31, 2008. These payments will be made in shares of the Company’s common stock or cash at the Company’s discretion, subject to limitations defined in the agreement. Under the agreement, the March 2008 payment will be based on MBC’s 2006 and 2007 results, and the March 2009 payment will be based on MBC’s results through 2008. The Company has the right to buy out its contingent consideration obligation after December 31, 2006 using an agreed upon formula based on the financial performance of MBC through the date of the buy-out. The contingent consideration paid to the selling shareholders will be recorded as additional purchase price when the contingency is resolved.

In connection with the purchase agreement, the Company also entered into a key employee retention plan with certain employees of MBC. The plan provides for an initial award and an additional contingent award based on MBC’s financial performance from 2006 to 2008. The initial award and additional award, if any, will be paid in March 2009. Participants are subject to continuing employment provisions to receive payment under the plan. The Company is recognizing its current estimate of the value of the plan as compensation expense on a straight line basis over the three year service period, at a rate of approximately $1.5 million per year. In the three months ended March 31, 2006, the Company has recorded approximately $0.3 million of compensation expense related to these awards.

Under the purchase agreement, the aggregate value of the contingent consideration and the additional payment under the key employee retention plan described above cannot exceed $32.5 million.

In connection with the acquisition, the Company recorded $31.5 million of goodwill and other intangible assets. The following table summarizes the preliminary purchase price allocation using estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of January 31, 2006 (in thousands)
Cash and cash equivalents	$8,895

Current assets	13,275
Property and equipment	293
Goodwill	16,481
Other intangible assets	15,000
Other noncurrent assets	43

Total assets acquired	45,092
Current liabilities	8,593

Total liabilities assumed	8,593

Net assets acquired	$36,499

Of the $31.5 million of acquired intangible assets, $3.9 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $11.1 million was assigned to a customer base that is being amortized over the estimated useful life of seven years.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of the goodwill for the three months ended March 31, 2006, consist of a $16.5 million addition related to the acquisition of MBC (see Footnote 2).

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	March 31, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer base	$39,100	$(4,333)	$34,767	$28,000	$(3,383)	$24,617

Trademark	10,600	—	10,600	6,700	—	6,700

	$49,700	$(4,333)	$45,367	$34,700	$(3,383)	$31,317

The changes in the carrying amount of the intangible assets for the three months ended March 31, 2006, consist of $31.5 million of intangibles assets acquired in connection with the acquisition of MBC (see Footnote 2). Of the $31.5 million of acquired intangible assets, $3.9 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $11.1 million was assigned to a customer base that is being amortized over the estimated useful life of seven years. Amortization of other intangible assets was approximately $1.0 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. Amortization expense for the year ended December 31, 2006 is expected to be $4.3 million. Amortization expense for the years ended 2007, 2008, 2009 and 2010 is expected to be $4.4 million per year.

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

For the three months ended March 31, 2006, the share numbers used in computing diluted earnings per share included the weighted average number of common shares outstanding plus 8.8 million dilutive common equivalent shares outstanding, consisting of stock options, restricted common stock and warrants. For the three months ended March 31, 2005, the share numbers used in computing diluted earnings per share included the weighted average number of common shares outstanding plus 8.8 million dilutive common equivalent shares outstanding, consisting of stock options and warrants.

5. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions), adjusted for expected forfeitures. The Company adopted SFAS No. 123(R) in the first quarter of 2006 using the modified prospective application method. Prior to the adoption of SFAS No. 123(R) in the first quarter of 2006, the Company followed the intrinsic value method in accordance with APB Opinion No. 25 to account for all share-based payments to employees and directors. The Company typically grants stock options with an exercise price equal to the fair market value of the common stock on the date of grant. In connection with the acquisition of Modem Media in October 2004, the Company assumed Modem Media options with a fair value of $13.6 million. Prior to the adoption of SFAS No. 123(R), compensation expense was not recognized from option grants to employees and directors other than those related to the Modem Media options assumed. In addition, compensation expense was recognized in connection with the restricted stock grants to employees and directors beginning in April 2005. SFAS No. 123(R) did not change the method for determining the fair value of restricted stock grants to employees and directors.

The Company utilizes the straight-line amortization method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $1.8 million of compensation expense, net of tax, in the three months ended March 31, 2006, for share-based payment awards made to the Company’s employees and directors consisting of stock options and non-vested stock awarded based on the estimated fair values.

Stock-based compensation included in operating expenses is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Professional services costs	$1,534	$83
Selling, general and administrative expenses	271	—

	$1,805	$83

In connection with the adoption of SFAS No. 123(R), the Company recorded approximately $0.5 million, or approximately $0.01 per diluted share, related to the cumulative effect of the change in accounting principle. The cumulative effect related to a reduction of expense recognized in prior periods for the recognition of estimated forfeitures on unvested restricted stock grants as of the adoption date.

Results for the three months ended March 31, 2005, have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS No. 123(R), with stock options expensed using the straight-line amortization method, the Company’s net income and earnings per share for the three months ended March 31, 2005, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income, as reported	$10,357
Plus: Stock-based compensation included in reported net income, net of tax	83
Less: Stock-based compensation expense under fair value method, net of tax	(1,706)

Pro forma net income	$8,734

Basic net income per share, as reported	$0.12
Basic net income per share, pro forma	$0.10
Diluted net income per share, as reported	$0.11
Diluted net income per share, pro forma	$0.09

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $6.56 per share for the three months ended March 31, 2006, and $4.72 per share for the three months ended March 31, 2005. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended,
	March 31, 2006	March 31, 2005
Risk-free interest rate	4.54%	3.52%
Expected volatility	50%	50%
Weighted average expected life (in years)	5.0	5.0
Expected dividends	0.0%	0.0%

The risk-free interest rate is based on US Treasury interest rates in effect on the date of grant whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company’s historical experience. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The estimated forfeiture rate used was based upon historical experience. As required by SFAS No. 123(R), the Company will adjust the estimated forfeiture rate based upon actual experience.

Common Stock Options

The Company’s equity incentive plans are intended to attract and retain employees and to provide an incentive for them to assist the Company in achieving long-range performance goals and enabling them to participate in the long-term growth of the Company. Under the equity incentive plans, the Company may grant options to purchase shares of the Company’s stock, restricted stock and other equity incentives.

Effective December 1999, the Board of Directors adopted the Digitas Inc. 2000 Stock Option and Incentive Plan (the “2000 Plan”). The 2000 Plan initially allowed for the grant of options to purchase up to 7,718,200 shares of common stock. In May 2001, the Company’s shareholders and Board of Directors approved the issuance of up to an additional 15,000,000 shares of common stock under the 2000 Plan. In addition, all common stock shares underlying non-rollover options granted under the 1998 Plan and options granted under the 1999 Plan that are cancelled or forfeited are added to the shares of common stock available for issuance under the 2000 Plan.

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

Non-qualified stock options granted under the 2000 Plan may be granted at prices which are less than the fair market value of the underlying shares on the date granted. The Company typically grants non-qualified stock options at a price equal to the fair value of its common stock on the grant date. Under the 2000 Plan, incentive stock options and non-qualified stock options are generally subject to a four-year vesting schedule according to which the options vest 25% on the first anniversary of the grant date and an additional 6.25% on each consecutive three-month period thereafter. The options generally terminate on the tenth anniversary of the grant date. In addition, vested options may be exercised for specified periods after the termination of the optionee’s employment or other service relationship with the Company or its affiliates.

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

The following tables summarized stock option activity under the Company’s option plans during the first quarter of 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at beginning of period	17,875,895	$4.88
Options granted	232,773	13.45
Options exercised	(874,762)	6.19
Options canceled	(199,984)	10.54

Options outstanding at end of period	17,033,922	$4.86	4.92	$163,510

Options exercisable at end of period	14,204,425	$3.88	4.17	$150,489

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2006	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Number Exercisable at March 31, 2006	Weighted- Average Exercise Price
$ 0.45 – $2.19	3,386,072	2.82	$1.04	3,386,072	$1.04
$ 2.20 – $3.10	5,926,361	3.65	2.67	5,899,442	2.67
$ 3.11 – $4.95	2,061,064	5.90	4.29	1,938,604	4.31
$ 4.96 – $8.75	2,409,696	5.77	7.54	1,871,598	7.39
$ 8.76 – $12.50	2,626,761	8.49	10.20	768,164	10.07
$ 12.51 – $16.88	486,598	7.56	14.54	203,175	16.27
$ 16.89 – $24.00	137,370	4.26	18.60	137,370	18.60

Total	17,033,922	4.92	$4.86	14,204,425	$3.88

During the three months ended March 31, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $6.7 million and the total amount of cash received from exercise of these options was $5.4 million.

As of March 31, 2006, there was $13.2 million of total unrecognized compensation cost related to stock option share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.36 years.

Non-vested Shares

During the year ended December 31, 2005, the Company granted 725,837 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The restricted shares granted had a weighted average fair value of $10.06 per share based on the closing price of the Company’s common stock on the date of grant. The intrinsic value of these shares was measured using the closing price on the date of grant. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The Company is recognizing the compensation expense over the three year vesting period. Approximately $0.5 million of compensation expense related to the restricted stock was recognized in the three months ended March 31, 2006. No compensation expense related to restricted stock was recognized in the three months ended March 31, 2005.

On January 31, 2006 in connection with the acquisition of MBC, the Company entered into a key employee retention plan with certain employees of MBC. The plan provides for an initial award which was granted on the closing date and an additional contingent award based on MBC’s financial performance from 2006 to 2008. The initial award will be paid in shares of the Company’s common stock, and the additional award will be paid in shares of the Company’s common stock or cash, at the Company’s discretion. The initial award and additional award, if any, will be paid in March 2009. Participants are subject to continuing employment provisions to receive payment under the plan. The Company is recognizing the current estimate of the value of the plan as compensation expense on a straight line basis over the three year service period, at a rate of approximately $1.5 million per year. In the three months ended March 31, 2006, the Company has recorded approximately $0.3 million of compensation expense related to these awards.

The total fair value of the non-vested shares at March 31, 2006 was $8.5 million. As of March 31, 2006, there was $5.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.76 years.

The following table summarizes the status of the Company’s non-vested shares since December 31, 2005:

	Non-vested Shares
	Number of Shares	Weighted- Average Fair Value
Non-vested at December 31, 2005	680,237	$10.07
Shares granted	148,556	12.98
Shares vested	—	—
Shares forfeited	(31,541)	(9.94)

Non-vested at March 31, 2006	797,252	$10.62

Common Stock Warrants

During the year ended December 31, 1999, the Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $2.52 per share. Subsequently, during the same year, the Board of Directors authorized the Company to repurchase warrants to purchase 120,000 of these shares. The remaining warrants are fully exercisable and expire in January 2009.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan, under which a total of up to 1,500,000 shares of common stock are authorized to be sold to participating employees. Participating employees may purchase shares of common stock at 85% of the stock’s fair market value at the end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s base compensation. Purchases of common stock under the Plan occur on a quarterly basis. The Company recognizes compensation expense related to the discount offered under the Plan each quarter. Approximately $0.1 million of compensation expense related to the discount was recognized in the three months ended March 31, 2006.

6. COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$14,537	$10,357
Change in cumulative foreign currency translation adjustment	32	(185)

Comprehensive income	$14,569	$10,172

The components of other comprehensive income are $(0.4) million and $(0.5) million at March 31, 2006 and December 31, 2005, respectively.

7. ACCRUED COMPENSATION

Accrued compensation consists of the following: (in thousands)

	March 31, 2006	December 31, 2005
Accrued bonus	$5,654	$17,345
Accrued vacation	4,902	4,526
Deferred compensation	4,663	4,825
Other accrued compensation	3,312	2,029

	$18,531	$28,725

8. RESTRUCTURING AND RELATED CHARGES

During 2002 and 2003, the Company continued to monitor the economic conditions of the real estate market in which it leased office space and recorded restructuring expenses to further align the Company’s cost structure with changing market conditions and to update estimates originally made in 2001 for current information. The expense recorded totaled $43.0 million, consisting of $3.3 million for workforce reduction and related costs and $39.7 million for the consolidation of facilities, abandonment of related leasehold improvements and revisions in estimates of future sublease rates and terms.

During 2004, the Company recorded workforce-related restructuring expenses totaling $1.2 million, consisting solely of workforce reduction and related costs primarily in response to an announcement in July 2004 by AT&T Corp. that it would discontinue its marketing of local and long-distance telephone services to consumers. In addition, the Company acquired accrued restructuring of $4.6 million related to payments of severance in connection with the Modem acquisition. The majority of workforce-related payments were completed in the year ended December 31, 2005. During 2005, the Company recorded an adjustment to goodwill of $0.8 million and an adjustment of $0.1 million to restructuring income to decrease the workforce-related restructuring accrual to reflect the remaining workforce and related costs expected to be paid.

During 2004 and 2005, the Company continued to make progress towards eliminating its excess real estate obligations as it was able to terminate its lease agreement for one of its offices in London, terminate its lease agreement for one restructured floor in Boston and sublease previously restructured floors in other markets. In connection with the Modem acquisition in the fourth quarter of 2004, the Company acquired accrued restructuring costs of $12.3 million related to Modem real estate obligations net of estimated sublease income. During 2005, the Company recorded a net reduction in its acquired restructuring accrual of $1.1 million. The Company recorded a $1.7 million reduction in the accrual when it entered into a sublease agreement for two of the floors in the Norwalk office and determined that space on one of the restructured floors in the Norwalk office should be returned to operations due to changes in business needs. The Company recorded $3.7 million of additional expense as a result of the consolidation of the Company’s San Francisco offices subsequent to the Modem Media acquisition and additional space identified as excess, net of a sublease agreement with a third party finalized in January 2006. Also during 2005, the Company reduced the restructuring accrual by recording $3.0 million of restructuring income related to its determination that one floor in its New York office, which was initially included in the restructuring accrual in 2001, should be returned to operations due to changes in business as well as the relocation of a former Modem Media client relationship to the New York office.

The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments as well as prevailing economic conditions in the real estate markets in which the Company leases office space. In the three months ended March 31, 2006, the Company recorded a reduction to the restructuring accrual of $620,000 to reflect an agreement to vacate excess space in its London office. This amount represented the remaining accrual related to the excess London space, net of settlement costs. The Company also adjusted the restructuring accrual to reflect its revised estimate of additional future expense obligations for its excess space in New York and Norwalk. The adjustment resulted in an increase to the accrual of $630,000. Sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At March 31, 2006, 148,000 square feet of identified excess office space had been subleased and approximately 30,000 square feet of office space identified as excess space remained available for sublease.

At March 31, 2006, the Company’s restructuring accrual totaled $16.4 million, related to remaining real estate obligations net of expected sublease income. The Company believes the restructuring accrual is appropriate and adequate to cover these remaining obligations.

The following is a summary of restructuring activity since December 31, 2005 (dollars in thousands):

	Accrued Restructuring at December 31, 2005	Utilization 2006	Adjustments 2006	Accrued Restructuring at March 31, 2006
Workforce reduction and related costs	$75	$(67)	$—	$8
Consolidation of facilities	17,856	(1,465)	10	16,401

Total	$17,931	$(1,532)	$10	$16,409

For the three months ended March 31, 2006 and 2005, cash expenditures related to restructuring activities were $1.5 million and $9.9 million, respectively. As of March 31, 2006, total remaining cash expenditures related to restructuring activities were $16.4 million. Approximately $1.3 million in cash expenditures are expected in the second quarter of 2006, and the remaining cash expenditures of approximately $15.1 million, related mainly to real estate rental obligations, over the following 5 years.

9. SHAREHOLDERS’ EQUITY

In January 2006, the Board of Directors authorized the Company to repurchase up to $100 million of common stock under a common stock repurchase program which expires on January 31, 2008. In the three months ended March 31, 2006, the Company repurchased 730,845 shares of common stock at an average purchase price of approximately $13.68 per share, excluding commissions, for an aggregate purchase price of approximately $10.0 million.

In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. In the three months ended March 31, 2005, the Company repurchased 922,500 shares of common stock at an average price of approximately $9.71 per share, excluding commissions, for an aggregate purchase price of approximately $9.0 million.

10. CONCENTRATION OF CREDIT RISK

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

	Customer A	Customer B
Three months ended:
March 31, 2006	26%	18%
March 31, 2005	21%	27%

11. CONTINGENCIES

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

In 2005, the Company became aware that CentrPort’s financial condition had further deteriorated, and CentrPort’s assets were sold by a receiver. Modem Media was informed that as a result of CentrPort’s financial condition rent payments would no longer be made by or on behalf of CentrPort. In order to obtain rights that would help mitigate its liability as guarantor, the Company agreed to assume CentrPort’s lease as of October 2005. Accordingly, the Company is now responsible to pay the lease obligation until the space can be leased to a third party or until a settlement is reached with the landlord. The Company entered into a sublease with a third party for a portion of the space in January 2006, and amended the sublease to include additional space in February 2006, in order to mitigate a portion of its obligation. At December 31, 2005, the Company’s obligation for aggregate remaining base rent, including the sublease entered into in January 2006, and expected operating expenses was approximately $2.9 million. As of March 31, 2006, the aggregate remaining base rent and estimated operating expenses due under this lease, net of minimum sublease payments under the combined sublease agreements, was $2.8 million, subject to adjustment in accordance with the terms of the lease and the sublease. At March 31, 2006, the Company has a liability for the full remaining balance of the guarantee of $2.8 million included in its balance sheet.

12. LEGAL PROCEEDINGS

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

Digitas Inc. is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Digitas Inc., several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of Digitas Inc.’s common stock between March 13, 2000, the date of the Offering, and December 6, 2000. The plaintiffs allege, among other things, that Digitas Inc.’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Digitas Inc.’s stock price in the period after the Offering. The plaintiffs claimed violations of Section 11 of the

Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against Digitas Inc.’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claims against Digitas Inc. were dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Digitas Inc., with respect to the remaining claims. A court hearing on the fairness of the proposed settlement to the plaintiff class was held on April 24, 2006. To date the court has not issued its opinion on the proposed settlement. If the settlement is approved by the court, the settlement would resolve those claims against Digitas Inc. and is expected to result in no material liability to it. Digitas Inc. believes that the claims against it are without merit and, if they are not resolved as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on Digitas Inc.’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Modem Media is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Beginning in August 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Modem Media, several of its officers and directors, and five underwriters of its initial public offering (the “Modem Media Offering”). The purported class actions are all brought on behalf of purchasers of Modem Media’s common stock between February 5, 1999, the date of the Modem Media Offering, and December 6, 2000. The plaintiffs allege, among other things, that Modem Media’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Modem Media’s stock price in the period after the Modem Media Offering. The plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Modem Media. A court hearing on the fairness of the proposed settlement to the plaintiff class was held on April 24, 2006. To date the court has not issued its opinion on the proposed settlement. If the settlement is approved by the court, the settlement would resolve the claims against Modem Media and the individual defendants and is expected to result in no material liability to the Company. The Company believes that the claims against Modem Media are without merit and, if they are not resolved as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

13. SUBSEQUENT EVENT

Restricted Stock

On April 3, 2006, the Company granted 504,463 shares of restricted common stock to employees in exchange for $0.01 per share. The intrinsic value of those shares was measured using the closing price of $13.68 on the date of grant. The shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The Company will record compensation expense of $6.9 million related to these shares over the 3 year vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Digitas Inc., a Delaware corporation organized in 1999, is the parent company to three agencies, Digitas LLC, Medical Broadcasting, LLC (“MBC”) and Modem Media, Inc.

The agencies of Digitas Inc. (NASDAQ: DTAS) help blue-chip global brands develop, engage and profit from their customers through digital, direct and indirect relationships. Driving accountable and measurable relationship engines, the agencies are known for combining creativity and customer insight with analytics, measurement and strategy across digital and direct media. The Digitas LLC agency (www.digitas.com), founded in 1980, has locations in Boston, Chicago, Detroit and New York. The Digitas LLC agency has relationships with clients such as American Express, AT&T and General Motors. MBC (www.mbcnet.com), founded in 1989 and acquired by Digitas Inc. in January 2006, is located in Philadelphia. MBC has long-term relationships with clients such as AstraZeneca International, Bristol-Myers Squibb, McNeil and Wyeth. The Modem Media agency (www.modemmedia.com), founded in 1987 and acquired by Digitas Inc. in October 2004, has locations in Atlanta, London, New York, Norwalk and San Francisco. The Modem Media agency has relationships with clients such as Delta Air Lines, Heineken and Kraft Foods. In total, Digitas Inc. and its three agencies employ more than 1,900 professionals.

We derive substantially all of our fee revenues from the performance of professional services. We recognize revenue earned under time and materials contracts as services are provided based upon hours worked and agreed-upon hourly rates. We recognize revenue earned under fixed-price contracts, such as consulting arrangements, using the proportional performance method based on the ratio of costs incurred to estimates of total expected project costs in order to determine the amount of revenue earned to date. Some contracts contain provisions for performance incentives. That contingent revenue, or bonus revenue, is recognized in the period in which the contingency is resolved.

Because we derive substantially all of our revenue from the hourly billings of our employees, our utilization of those employees is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total number of billable hours worked by our billable employees during the measurement period by the number of hours available to be worked during that period. Utilization was 65% and 62% for the quarter ended March 31, 2006 and 2005, respectively. Historically, our largest relationships have the highest utilization rates, as we are more able to efficiently use resources to serve the client demand. As we are able to scale additional client relationships, utilization rates tend to increase.

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

On January 31, 2006, we acquired MBC, a privately owned Philadelphia-based company offering direct and digital professional services to pharmaceutical and healthcare marketers. MBC operates as our third agency and employs approximately 140 employees. We agreed to the transaction based on our belief that it would provide added value to our shareholders, by providing us with additional expertise in digital and direct marketing in the pharmaceutical and healthcare industries. The purchase price included an initial payment made at the closing and contingent payments to be made on specified future dates if MBC meets performance goals established in the purchase agreement. The aggregate initial payment was approximately $36.5 million, consisting of 594,224 shares of our common stock with a value of $7.9 million, based on the average closing price on the two days before through the two days after the announcement date of the transaction for accounting purposes, and cash of approximately $27.8 million. The cash paid as part of the acquisition included approximately $5.3 million required under the agreement for the excess of MBC’s assets over its liabilities on the acquisition date. We also recorded merger-related transaction costs of $0.8 million, consisting primarily of legal and accounting advisory fees. The results of MBC since January 31, 2006 have been included in our consolidated financial statements. MBC operates as a wholly-owned subsidiary and is included as part of our only segment.

The contingent consideration may be payable pursuant to an earn-out arrangement that is contingent upon the financial performance of MBC for the period from January 1, 2006 through December 31, 2008. These payments will be made in shares of our common stock or cash at our discretion, subject to limitations defined in the agreement. Under the agreement, the March 2008 payment will be based on MBC’s 2006 and 2007 results, and the March 2009 payment will be based on MBC’s results through 2008. We have the right to buy out our contingent consideration obligation after December 31, 2006 using an agreed upon formula based on the financial performance of MBC through the date of the buy-out. The contingent consideration paid to the selling shareholders will be recorded as additional purchase price when the contingency is resolved.

In connection with the purchase agreement, we also entered into a key employee retention plan with certain employees of MBC. The plan provides for an initial award and an additional contingent award based on MBC’s financial performance from 2006 to 2008. The initial award and additional award, if any, will be paid in March 2009. Participants are subject to continuing employment provisions to receive payment under the plan. We are recognizing our current estimate of the value of the plan as compensation expense on a straight line basis over the three year service period, at a rate of approximately $1.5 million per year. In the three months ended March 31, 2006, we have recorded approximately $0.3 million of compensation expense related to these awards.

Under the purchase agreement, the aggregate value of the contingent consideration and the additional payment under the key employee retention plan described above cannot exceed $32.5 million.

In connection with the acquisition, we recorded $31.5 million of goodwill and other intangible assets. The following table summarizes the preliminary purchase price allocation using estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of January 31, 2006 (in thousands)
Cash and cash equivalents	$8,895

Current assets	13,275
Property and equipment	293
Goodwill	16,481
Other intangible assets	15,000
Other noncurrent assets	43

Total assets acquired	45,092
Current liabilities	8,593

Total liabilities assumed	8,593

Net assets acquired	$36,499

Of the $31.5 million of acquired intangible assets, $3.9 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $11.1 million was assigned to a customer base that is being amortized over the estimated useful life of seven years.

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

For a detailed discussion of our critical accounting policies and estimates see our Annual Report on Form 10-K for the Year Ended December 31, 2005, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates.”

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions), adjusted for expected forfeitures. We adopted SFAS No. 123(R) in the first quarter of 2006 using the modified prospective application method. Prior to the adoption of SFAS No. 123(R) in the first quarter of 2006, we followed the intrinsic value method in accordance with APB Opinion No. 25 to account for all share-based payments to employees and directors. We typically grant stock options with an exercise price equal to the fair market value of the common stock on the date of grant. In connection with the acquisition of Modem Media in October 2004, we assumed Modem Media options with a fair value of $13.6 million. Prior to the adoption of SFAS No. 123(R), compensation expense was not recognized from option grants to employees and directors other than those related to the Modem Media options assumed. In addition, compensation expense was recognized in connection with the restricted stock grants to employees and directors beginning in April 2005. SFAS No. 123(R) did not change the method for determining the fair value of restricted stock grants to employees and directors.

We utilize the straight-line amortization method for recognizing stock-based compensation expense under SFAS No. 123(R). We recorded $1.8 million of compensation expense, net of tax, in the three months ended March 31, 2006, for share-based payment awards made to the Company’s employees and directors consisting of stock options and non-vested stock awarded based on the estimated fair values. As of March 31, 2006, there was $13.2 million of total unrecognized compensation cost related to stock option share-based compensation arrangements which is expected to be recognized over a weighted average period of 1.36 years. As of March 31, 2006, there was $5.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements which cost is expected to be recognized over a weighted average period of 1.76 years.

In connection with the adoption of SFAS No. 123(R), we recorded approximately $0.5 million related to the cumulative effect of the change in accounting principle. The cumulative effect related to a reduction of expense recognized in prior periods for the recognition of estimated forfeitures on unvested restricted stock grants as of the adoption date.

Results of Operations

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Summary. In the three months ended March 31, 2006, we saw a continued increase in demand for our services. During the three months ended March 31, 2006, fee revenues increased by $16.9 million, or 21.0%, to $97.2 million from $80.3 million in the three months ended March 31, 2005. That increase was primarily the result of higher revenue from our more significant clients as well as revenues generated by our acquisition of MBC, which was acquired in January 2006, and additional bonus revenue. The increase in fee revenues combined with continued control of our cost structure resulted in net income of $14.5 million, or $0.15 per diluted share, for the three months ended March 31, 2006, compared to net income of $10.4 million, or $0.11 per diluted share, for the three months ended March 31, 2005. We adopted the provisions of SFAS No. 123(R) during the three months ended March 31, 2006. SFAS No. 123(R) requires the recognition of compensation expense for all share-based awards to employees and directors. In the three months ended March 31, 2006 we recognized approximately $1.8 million of compensation expense related to share-based awards under the new requirements. In addition, net income in the three months ended March 31, 2006 includes a $0.5 million increase related to the cumulative effect of the change in accounting principle.

Revenue. Total revenue for the three months ended March 31, 2006 increased by $37.6 million, or 27.3%, to $175.4 million from $137.8 million for the same period of 2005. Total fee revenue for the three months ended March 31, 2006 increased by $16.9 million, or 21.0%, to $97.2 million from $80.3 million for the same period in 2005. Some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the three months ended March 31, 2006 and 2005, fee revenue included bonus revenue of $5.6 million and $4.0 million, respectively. The increase in fee revenue is primarily a result of higher revenue levels with our more significant clients, additional revenues generated by our acquisition of MBC, which was acquired in January 2006, additional bonus revenue and increased overall demand for our services. The increase in total revenue includes an increase in pass-through revenue of $20.7 million, or 36.0%, from the three months ended March 31, 2005. The increase in pass-through revenue is primarily a result of an increase in media programs and production costs by our clients in the first quarter of 2006.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended March 31, 2006, our two largest clients, American Express and General Motors, accounted for approximately 44% of our total fee revenue, or 26% and 18% of our total fee revenue, respectively. For the three months ended March 31, 2005, our two largest clients, General Motors and American Express, accounted for approximately 48% of our total fee revenue, or 27% and 21% of our total fee revenue, respectively.

Professional services costs. Professional services costs for the three months ended March 31, 2006 increased by $10.8 million, or 23.3%, to $57.2 million from $46.3 million in the same period of 2005. Professional services costs represented 59% and 58% of fee revenue in the three months ended March 31, 2006 and 2005, respectively. The increase in professional services costs is mainly the result of higher compensation costs, including the compensation cost added as a result of our acquisition of MBC, increased base compensation year over year, as well as approximately $1.5 million in stock-based compensation resulting from our adoption of the provisions of SFAS No. 123(R). We have added over 250 billable employees since the first quarter of 2005, approximately 100 as a result of our acquisition of MBC in January 2006. In addition to higher compensation costs, we increased our allowance for doubtful accounts by approximately $0.9 million in the three months ended March 31, 2006. We currently anticipate that professional services costs as a percentage of fee revenue will remain consistent or decrease slightly as a percentage of fee revenue for the remainder of 2006 as we achieve higher levels of utilization from our existing resources.

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses for the three months ended March 31, 2006 increased by $20.7 million, or 36.0%, to $78.2 million from $57.5 million in the same period of 2005. The increase in pass-through expenses was attributable to an increase in media programs and production costs for our clients. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2006 increased by $3.0 million, or 12.9%, to $26.6 million, from $23.6 million in the same period of 2005. As a percentage of fee revenue, selling, general and administrative expenses decreased to 27% in the three months ended March 31, 2006 from 29% in the same period of 2005. Of the $3.0 million increase in selling, general and administrative expenses, approximately half is the result of increased compensation costs due to the acquisition of MBC, higher base compensation, severance expense, and approximately $0.3 million in increased stock based compensation resulting from our adoption of the provisions of SFAS No. 123(R). We have added over 70 non-billable employees since the first quarter of 2005, approximately 30 as a result of our acquisition of MBC in January 2006. In addition, the increase in selling, general and administrative expenses resulted from a $0.7 million increase relating to additional office expense, $0.7 million relating to additional depreciation and $0.4 million in travel-related expenses. This was offset by a $0.8 million decrease in placement and relocation expenses and a $0.5 million decrease in rent expense. We currently expect that for the remainder of 2006 selling, general and administrative expenses as a percentage of fee revenue will remain relatively consistent with levels during the first quarter of 2006.

Restructuring expenses, net. During the three months ended March 31, 2006, we recorded $10,000 of net restructuring expenses. The net adjustment resulted from an increase to our accrual of $630,000 for revised estimates of future obligations for excess space in New York and Norwalk, offset by a reversal of the remainder of the accrual related to our London facility. The accrual related to the London facility was reversed to reflect an agreement to vacate excess space in our London office. This amount represented the remaining accrual related to the London space, net of settlement costs, and resulted in a $620,000 decrease to the restructuring accrual. No net restructuring expenses were recorded during the three months ended March 31, 2005.

Amortization of intangible assets. Amortization of intangible assets increased by $0.3 million, or 35.7%, to $1.0 million for the three months ended March 31, 2006 from $0.7 million in the three months ended March 31, 2005. The increase is a result of the MBC acquisition in January 2006. In connection with the acquisition, we recorded an intangible asset of $11.1 million for the customer base acquired. This asset is being amortized over seven years.

Other miscellaneous income, net. Other income, net of expenses, in the three months ended March 31, 2006, increased by $1.2 million to $2.2 million from $1.0 million in the three months ended March 31, 2005. The increase in other income was primarily related to interest earned on the higher average cash, cash equivalents and short-term investment balances as well as the higher interest rates.

Provision for income taxes. A provision for income taxes is recorded on an interim basis based on the full year projected effective tax rate. The income tax provision for the three months ended March 31, 2006 reflects a current state income tax expense, federal alternative minimum income tax expense and a full valuation allowance on net operating loss carryforwards. The ultimate realization of deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2006, a full valuation allowance was recorded because we currently believe that after considering the available evidence that it is more likely than not that these assets will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period offset by tax expense on the income.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options.

Cash and cash equivalents and working capital

Cash and cash equivalents decreased from $180.3 million at December 31, 2005 to $139.4 million at March 31, 2006. Cash used in operations for the three months ended March 31, 2006 was $9.2 million. Cash used in operations was primarily the result of the timing of payments for accrued compensation, an increase in unbilled receivables and a decrease in billings in excess of costs at March 31, 2006. During the three months ended March 31, 2006, we paid executive bonuses of approximately $16.8 million. Cash used in investing activities for the three months ended March 31, 2006 was $27.2 million, consisting of approximately $19.4 million paid for the acquisition of MBC, net of cash acquired, net purchases of short-term investments of $6.4 million and $1.4 million of capital expenditures. Cash used in financing activities for the three months ended March 31, 2006 was $4.4 million, consisting primarily of payments for the repurchase of common stock of $10.0 million offset by the proceeds of $5.6 million from the issuance of shares of common stock through the exercise of employee stock options and the sale of common stock through the employee stock purchase plan.

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

As of March 31, 2006, amounts borrowed under the revolving credit facility bear interest at either the prime rate or at a Eurocurrency rate plus applicable margin of 2.25%. Additionally, we are required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit and a letter of credit fee of 2.25% of the face amount of outstanding letters of credit. Under the terms of the credit facility, we must comply with various financial and non-financial covenants.

As of March 31, 2006, we were in compliance with all of our covenants. Borrowings under the credit facility are secured by substantially all of our assets. At March 31, 2006, we had no borrowings under the revolving credit facility and approximately $10.3 million outstanding under standby letters of credit, leaving approximately $19.7 million available for future borrowings.

Stock Repurchase Program

In January 2006, the Board of Directors authorized the repurchase of up to $100 million of common stock between February 1, 2006 and January 31, 2008 under a common stock repurchase program. In the three months ended March 31, 2006, we repurchased 730,845 shares of common stock at an average price of approximately $13.68, excluding commissions, for an aggregate purchase price of approximately $10.0 million.

In November 2003, the Board of Directors authorized us to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased our stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. During the three months ended March 31, 2005, we repurchased 922,500 shares of common stock at an average price of approximately $9.71 per share, excluding commissions, for an aggregate purchase price of approximately $9.0 million. Under this expired common stock repurchase program, we repurchased 5,552,657 shares of common stock at an average price of approximately $10.18 per share, excluding commissions, for an aggregate purchase price of $56.8 million.

Restructuring

We continue to evaluate our alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. In the three months ended March 31, 2006, we recorded a reduction to the restructuring accrual of $620,000 to reflect an agreement to vacate excess space in the London office. This amount represented the remaining accrual related to the London space, net of settlement costs. We also recorded an adjustment to the restructuring accrual to reflect estimated additional future expense obligations for our excess space in New York and Norwalk. The adjustment resulted in an increase to the accrual of $630,000. Sublease estimates, which were made in consultation with our real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which we determined we had excess office space.

At March 31, 2006, 148,000 square feet of identified excess office space had been subleased and approximately 30,000 square feet of office space identified as excess space remains available for sublease. For the three months ended March 31, 2006 and 2005, net cash expenditures related to restructuring activities were $1.5 million and $9.9 million, respectively. As of March 31, 2006, total remaining net cash expenditures related to restructuring activities were $16.4 million. Approximately $1.3 million in net cash expenditures are expected in the second quarter of 2006, and the remaining net cash expenditures of approximately $15.1 million, related mainly to real estate rental obligations, over the following 5 years.

The following is a summary of restructuring activity since December 31, 2005 (dollars in thousands):

	Accrued Restructuring at December 31, 2005	Utilization 2006	Adjustments 2006	Accrued Restructuring at March 31, 2006
Workforce reduction and related costs	$75	$(67)	$—	$8
Consolidation of facilities	17,856	(1,465)	10	16,401

Total	$17,931	$(1,532)	$10	$16,409

Other debt and commitments

The following table summarizes our contractual cash commitments as of March 31, 2006. (Note: interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in thousands)
	Total	2006	2007- 2008	2009– 2010	2011 and thereafter
Operating leases	$261,157	$17,038	$47,036	$41,337	$155,746
Notes payable	232	77	149	6	—

Total gross obligations	261,389	17,115	47,185	41,343	155,746

Non-cancelable sublease income	(11,700)	(2,055)	(5,999)	(3,501)	(145)

Total net obligations	$249,689	$15,060	$41,186	$37,842	$155,601

As of March 31, 2006, all minimum sublease income due in the future under non-cancelable subleases is related to restructured facilities.

Operating leases. We lease office facilities and some of our office equipment under cancelable and noncancelable operating lease agreements expiring at various dates through November 2021. In March 2006, we entered into an agreement to lease approximately 240,000 square feet of office space in New York City, including an extension of our lease on our current New York City office space. The lease commenced in March 2006 for a portion of the space and contains staggered occupancy dates from 2006 through 2011. We began recording rent expense on the initial portion of the facility when we commenced construction of improvements to the space in March 2006. Regardless of when occupancy occurs, we are not required to commence rental payments until November 2006. The lease expires in November 2021. Total base rent contractual obligations under the lease are $107.6 million, approximately $13 million of which will be paid in the first five years of the lease. Amounts due under the lease are included in the table above. Rent payments due in the future for both operating and restructured office space are reflected in the cash obligations table above.

Notes payable. In connection with the acquisition of Modem, we acquired debt of $0.4 million related to amounts advanced to Modem in November 2000 for leasehold improvements at our Norwalk, Connecticut office. Payments for these advances are being made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these notes payable was $0.2 million as of March 31, 2006.

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

In 2005, we became aware that CentrPort’s financial condition had further deteriorated, and CentrPort’s assets were sold by a receiver. Modem Media was informed that as a result of CentrPort’s financial condition, rent payments would no longer be made by or on behalf of CentrPort. In order to obtain rights that would help mitigate our liability as guarantor, we agreed to assume CentrPort’s lease as of October 2005. Accordingly, we are now responsible to pay the lease obligation until the space can be leased to a third party or until a settlement is reached with the landlord. We entered into a sublease with a third party for a portion of the space in January 2006, and amended the sublease to include additional space in February 2006, in order to mitigate a portion of our obligation. At December 31, 2005, our obligation for aggregate remaining base rent, including the sublease entered into in January 2006, and expected operating expenses was approximately $2.9 million. As of March 31, 2006, the aggregate remaining base rent and estimated operating expenses due under this lease, net of minimum sublease payments under the combined sublease agreements, was $2.8 million, subject to adjustment in accordance with the terms of the lease and the sublease. At March 31, 2006, we have a liability for the full remaining balance of the guarantee of $2.8 million included in our balance sheet.

We expect that at current revenue projections, we will generate cash from operations. Given our cash resources as of March 31, 2006, we believe that we have sufficient working capital and liquidity to support our operations, as well as continue to make strategic investments over the next twelve months. However, if we need additional capital to fund future investment and acquisition activity, we may seek to raise additional capital through offerings of our stock, or through debt financing. There can be no assurance, however, that we will be able to raise additional capital on terms that are favorable, or at all.

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward- looking statements involve risks and uncertainties. In some instances, you can identify forward-looking statements by the fact that we use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, any statements contained herein regarding expectations with respect to our future revenues, profitability, expenses (including professional services costs, selling, general and administrative expenses, expenses tied to non-fixed interest rates, stock-based compensation and recognition of compensation costs), taxes, utilization rates, working capital and capital expenditure requirements, contingent payments related to acquisitions, resolution of any litigation, or our restructuring of real estate obligations are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2005 sets forth risks and uncertainties that could cause actual results to differ from the results contemplated by the forward-looking statements contained in this quarterly report. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Digitas Inc. is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Between June 26, 2001 and August 16, 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Digitas Inc., several of its officers and directors, and five underwriters of its initial public offering (the “Offering”). The purported class actions are all brought on behalf of purchasers of Digitas Inc.’s common stock between March 13, 2000, the date of the Offering, and December 6, 2000. The plaintiffs allege, among other things, that Digitas Inc.’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Digitas Inc.’s stock price in the period after the Offering. The plaintiffs claimed violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. Effective October 9, 2002, the claims against Digitas Inc.’s officers and directors were dismissed without prejudice. Effective February 19, 2003, the Section 10(b) claims against Digitas Inc. were dismissed. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Digitas Inc., with respect to the remaining claims. A court hearing on the fairness of the proposed settlement to the plaintiff class was held on April 24, 2006. To date the court has not issued its opinion on the proposed settlement. If the settlement is approved by the court, the settlement would resolve those claims against Digitas Inc. and is expected to result in no material liability to it. Digitas Inc. believes that the claims against it are without merit and, if they are not resolved as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on Digitas Inc.’s financial position or its results of operations; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Modem Media, Inc., or Modem Media, is a party to stockholder class action law suits filed in the United States District Court for the Southern District of New York. Beginning in August 2001, several stockholder class action complaints were filed in the United States District Court for the Southern District of New York against Modem Media, several of its officers and directors, and five underwriters of its initial public offering (the “Modem Media Offering”). The purported class actions are all brought on behalf of purchasers of Modem Media’s common stock between February 5, 1999, the date of the Modem Media Offering, and December 6, 2000. The plaintiffs allege, among other things, that Modem Media’s prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the underwriters had engaged in conduct designed to result in undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and also that this alleged conduct of the underwriters artificially inflated Modem Media’s stock price in the period after the Modem Media Offering. The plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission and seek, among other things, damages, statutory compensation and costs of litigation. The terms of a settlement have been tentatively reached between the plaintiffs in the suits and most of the defendants, including Modem Media. A court hearing on the fairness of the proposed settlement to the plaintiff class was held on April 24, 2006. To date the court has not issued its opinion on the proposed settlement. If the settlement is approved by the court, the settlement would resolve the claims against Modem Media and the individual defendants and is expected to result in no material liability to Digitas Inc. Digitas Inc. believes that the claims against Modem Media are without merit and, if they are not resolved as part of a settlement, intends to defend them vigorously. Management currently believes that resolving these matters will not have a material adverse impact on Digitas Inc.’s financial position or its results of operations, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of the purchase price for the acquisition of MBC, Digitas issued to certain holders of interests in MBC 594,224 shares of its common stock on January 31, 2006 upon the consummation of the acquisition. Such shares were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In January 2006, the Board of Directors authorized the Company to repurchase up to $100 million of common stock under a common stock repurchase program which expires on January 31, 2008. In the three months ended March 31, 2006, the Company repurchased 730,845 shares of common stock at an average purchase price of approximately $13.68 per share, excluding commissions, for an aggregate purchase price of approximately $10.0 million.

The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ended March 31, 2006:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares(or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2006 through January 31, 2006	—	$—	—	$100,000,000
February 1, 2006 through February 28, 2006	385,145	$13.79	385,145	$94,690,000
March 1, 2006 through March 31, 2006	345,700	$13.66	345,700	$89,968,000

Total	730,845	$13.73	730,845	$89,968,000

Item 6. Exhibits

Exhibits

Exhibit No.	Exhibit Index Title	Method of Filing
2.1	Purchase Agreement, dated as of January 3, 2006, among Medical Broadcasting Company, David Kramer, Linda Holliday and Digitas Inc.	Filed herewith.

10.1	Agreement of Lease, made as of the 24th day of March 2006 between 345 PAS Owner, LLC, a Delaware limited liability company, as Landlord, and Digitas Inc., a Delaware corporation, as Tenant.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 000-29723), as filed with the Securities and Exchange Commission on March 30, 2006.

31.1	Rule 13a-14(a) / 15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: May 9, 2006	/s/ David W. Kenny
David W. Kenny
Director, Chairman and Chief Executive Officer
(Authorized Officer and Principal Executive Officer)

Date: May 9, 2006	/s/ Brian K. Roberts
Brian K. Roberts
Chief Financial Officer
(Authorized Officer and Principal Executive Officer)