Form 10-Q
period 2006-06-30
DIGITAS INC
filed 2006-08-08
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 2, 2006 there were 92,424,792 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Fee revenue	$100,539	$87,566	$197,705	$167,845
Pass-through revenue	90,333	46,772	168,532	104,273

Total revenue	190,872	134,338	366,237	272,118

Operating expenses:
Professional services costs	58,819	49,977	115,986	96,326
Pass-through expenses	90,333	46,772	168,532	104,273
Selling, general and administrative expenses	28,905	25,674	55,541	49,262
Restructuring expenses, net	—	—	10	—
Amortization of intangible assets	1,111	700	2,061	1,400

Total operating expenses	179,168	123,123	342,130	251,261

Income from operations	11,704	11,215	24,107	20,857

Other income (expense):
Interest income	2,106	1,062	4,254	2,200
Interest expense	(91)	(146)	(198)	(266)
Other miscellaneous income (expense)	1	(1)	138	27

Income before provision for income taxes	13,720	12,130	28,301	22,818
Provision for income taxes	218	244	732	575

Income before cumulative effect of change in accounting principle	13,502	11,886	27,569	22,243
Cumulative effect of change in accounting principle (net of tax of $0)	—	—	470	—

Net income	$13,502	$11,886	$28,039	$22,243

Basic net income per share before cumulative effect of change in accounting principle	$0. 15	$0.13	$0. 31	$0.25
Basic net income per share from cumulative effect of change in accounting principle	$—	$—	$—	$—
Basic net income per share	$0. 15	$0.13	$0. 31	$0.25
Diluted net income per share before cumulative effect of change in accounting principle	$0. 14	$0.12	$0. 28	$0.23
Diluted net income per share from cumulative effect of change in accounting principle	$—	$—	$0. 01	$—
Diluted net income per share	$0. 14	$0.12	$0. 29	$0.23

Weighted-average common shares outstanding
Basic	90,659	89,433	90,022	88,870
Diluted	98,466	97,801	98,404	97,465

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$136,629	$180,297
Short-term investments	48,765	37,023
Accounts receivable, net of allowance for doubtful accounts of $5,252 and $4,576 at June 30, 2006 and December 31, 2005, respectively	60,517	54,195
Accounts receivable, unbilled	61,555	26,971
Prepaid expenses and other current assets	4,871	9,343

Total current assets	312,337	307,829
Fixed assets, net	43,051	43,816
Goodwill, net	227,797	211,877
Other intangible assets, net	44,256	31,317
Other assets	6,351	5,795

Total assets	$633,792	$600,634

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$61,988	$45,761
Billings in excess of cost and estimated earnings on uncompleted contracts	61,854	64,506
Accrued expenses	10,185	9,408
Accrued compensation	23,084	28,725
Accrued restructuring	4,477	5,134
Current portion of long-term debt	69	87

Total current liabilities	161,657	153,621
Long-term debt, less current portion	109	139
Accrued restructuring, long-term	10,533	12,797
Deferred rent, long-term.	22,576	21,544
Other long-term liabilities	5,131	5,545

Total liabilities	200,006	193,646

Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 92,208,546 and 89,502,614 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	922	895
Additional paid-in capital	513,973	520,363
Accumulated deficit	(80,932)	(108,971)
Cumulative foreign currency translation adjustment	(177)	(452)
Deferred compensation	—	(4,847)

Total shareholders’ equity	433,786	406,988

Total liabilities and shareholders’ equity	$633,792	$600,634

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$28,039	$22,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,630	5,873
Stock-based compensation	3,708	808
Restructuring expense, net	10	—
Provision for doubtful accounts	852	—
Changes in operating assets and liabilities:
Accounts receivable	(4,264)	(4,319)
Accounts receivable, unbilled	(33,213)	(17,531)
Prepaid expenses and other current assets	4,983	2,923
Other assets	27	(84)
Accounts payable	14,741	22,631
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,596)	(6,659)
Accrued expenses	(1,586)	(1,980)
Accrued compensation	(8,597)	(2,967)
Accrued restructuring	(3,001)	(11,534)
Deferred rent	1,032	8,449
Other long-term liabilities	(281)	1,696

Net cash provided by operating activities	4,484	19,549

Cash flows from investing activities:
Purchases of short-term investments	(253,731)	(206,569)
Sales and maturities of short-term investments	241,989	223,263
Purchase of fixed assets	(4,417)	(13,731)
Acquisition of business, net of cash acquired	(19,449)	—

Net cash provided by (used in) investing activities	(35,608)	2,963

Cash flows from financing activities:
Payment of note payable, tenant allowances	(48)	(203)
Proceeds from issuance of common stock	9,654	15,499
Repurchase of common stock, including transaction costs	(22,235)	(24,414)

Net cash used in financing activities	(12,629)	(9,118)

Effect of exchange rate changes on cash and cash equivalents	85	(220)

Net increase (decrease) in cash and cash equivalents	(43,668)	13,174
Cash and cash equivalents, beginning of period	180,297	130,546

Cash and cash equivalents, end of period	$136,629	$143,720

Supplemental disclosure of cash flow information:
Cash paid for taxes	$952	$402
Cash paid for interest	204	176

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of adoption on its financial position or results of operations.

2. BUSINESS ACQUISITION

On January 31, 2006, the Company acquired Medical Broadcasting, LLC (“MBC”), a privately owned Philadelphia-based company offering direct and digital professional services to pharmaceutical and healthcare marketers. MBC operates as the Company’s third agency and employs approximately 140 employees. The Company agreed to the transaction based on its belief that the transaction would provide added value to shareholders, by providing the Company with additional expertise in digital and direct marketing in the pharmaceutical and healthcare industries. The purchase price included an initial payment made at the closing and contingent payments to be made on specified future dates if MBC meets performance goals established in the purchase agreement. The aggregate initial payment was approximately $36.5 million, consisting primarily of 594,224 shares of the Company’s common stock with a value of $7.9 million, based on the average closing price on the two days before through the two days after the announcement date of the transaction for accounting purposes, and cash of approximately $27.8 million. The cash to be paid as part of the acquisition included approximately $5.3 million required under the agreement for the excess of MBC’s assets over its liabilities on the acquisition date. Of the $5.3 million, $5.1 million was paid on the acquisition date, and the remainder was paid in the three months ended June 30, 2006. The Company also recorded merger-related transaction costs of $0.8 million, consisting primarily of legal and accounting advisory fees. The results of MBC since January 31, 2006 have been included in the Company’s consolidated financial statements. MBC operates as a wholly-owned subsidiary of Digitas Inc. and is included as part of the Company’s only segment.

The contingent consideration may be payable pursuant to an earn-out arrangement that is contingent upon the financial performance of MBC for the period from January 1, 2006 through December 31, 2008. These payments, which may be made in March 2008 and March 2009, will be made in shares of the Company’s common stock or cash at the Company’s discretion, subject to limitations defined in the agreement. Under the agreement, the March 2008 payment will be based on MBC’s 2006 and 2007 results, and the March 2009 payment will be based on MBC’s results through 2008. The Company has the right to buy out its contingent consideration obligation after December 31, 2006 using an agreed upon formula based on the financial performance of MBC through the date of the buy-out. The contingent consideration paid to the selling shareholders will be recorded as additional purchase price when the contingency is resolved.

In connection with the purchase agreement, the Company also entered into a key employee retention plan with certain employees of MBC. The plan provides for an initial award and an additional contingent award based on MBC’s financial performance from 2006 to 2008. The initial award and additional award, if any, will be paid in March 2009. Participants are subject to continuing employment provisions to receive payment under the plan. The Company is recognizing its current estimate of the value of the plan as compensation expense on a straight line basis over the three year service period, at a rate of approximately $1.5 million per year. In the three and six months ended June 30, 2006, the Company has recorded approximately $0.4 million and $0.6 million of compensation expense, respectively, related to these awards.

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

During the three and six months ended June 30, 2006, the Company recorded net purchase price allocation adjustments of $0.1 million related to the MBC acquisition as a reduction to goodwill. The adjustments mainly related to a decrease in the provision for doubtful accounts originally recorded as the related outstanding amounts were collected, offset by additional legal and accounting merger-related transaction costs.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of the goodwill for the six months ended June 30, 2006, consist of $16.4 million related to the MBC acquisition (see Footnote 2), and a $0.6 million reduction related to a reversal of a portion of the liability recorded in connection with Modem Media’s guarantee of the CentrPort operating lease. During the six months ended June 30, 2006, the Company entered into a series of subleases with a third party subtenant for the CentrPort lease space. The reduction in the liability and goodwill relates to the contractual payments to be received under the subleases.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	June 30, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer base	$39,100	$(5,444)	$33,656	$28,000	$(3,383)	$24,617

Trademark	10,600	—	10,600	6,700	—	6,700

	$49,700	$(5,444)	$44,256	$34,700	$(3,383)	$31,317

The changes in the carrying amount of the intangible assets for the six months ended June 30, 2006, consist of $31.5 million of intangible assets acquired in connection with the acquisition of MBC (see Footnote 2). Of the $31.5 million of acquired intangible assets, $3.9 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, $11.1 million was assigned to a customer base that is being amortized over the estimated useful life of seven years and $16.4 million was assigned to goodwill. Amortization of other intangible assets was approximately $1.1 million and $0.7 million for the three months ended June 30, 2006 and 2005, respectively. Amortization of other intangible assets was approximately $2.1 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. Amortization expense for the year ended December 31, 2006 is expected to be $4.3 million. Amortization expense for the years ended 2007, 2008, 2009 and 2010 is expected to be $4.4 million per year.

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

For the three and six months ended June 30, 2006, the share numbers used in computing diluted earnings per share included the weighted average number of common shares outstanding plus 7.8 million and 8.4 million dilutive common equivalent shares outstanding, respectively, consisting of stock options, restricted common stock and warrants. For the three and six months ended June 30, 2005, the share numbers used in computing diluted earnings per share included the weighted average number of common shares outstanding plus 8.4 million and 8.6 million dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants.

5. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions), adjusted for expected forfeitures. The Company adopted SFAS No. 123(R) in the first quarter of 2006 using the modified prospective application method. Prior to the adoption of SFAS No. 123(R) in the first quarter of 2006, the Company followed the intrinsic value method in accordance with APB Opinion No. 25 to account for all share-based payments to employees and directors. The Company typically grants stock options with an exercise price equal to the fair market value of the common stock on the date of grant. In connection with the acquisition of Modem Media, Inc. in October 2004, the Company assumed Modem Media options with a fair value of $13.6 million. Prior to the adoption of SFAS No. 123(R), compensation expense was not recognized from option grants to employees and directors other than those related to the Modem Media options assumed. In addition, compensation expense was recognized in connection with the restricted stock grants to employees and directors beginning in April 2005. SFAS No. 123(R) did not change the method for determining the fair value of restricted stock grants to employees and directors.

The Company utilizes the straight-line amortization method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $2.4 million and $4.2 million of compensation expense, net of tax, in the three and six months ended June 30, 2006, respectively, for share-based payment awards made to the Company’s employees and directors consisting of stock options and non-vested stock awarded based on the estimated fair values.

Stock-based compensation included in operating expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Professional services costs	$2,018	$538	$3,552	$621
Selling, general and administrative expenses	356	187	627	187

	$2,374	$725	$4,179	$808

In connection with the adoption of SFAS No. 123(R), the Company recorded approximately $0.5 million, or approximately $0.01 per diluted share, related to the cumulative effect of the change in accounting principle. The cumulative effect relates to a reduction of expense recognized in prior periods for the recognition of estimated forfeitures on unvested restricted stock grants as of the adoption date.

Results for the three and six months ended June 30, 2005, have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS No. 123(R), with stock options expensed using the straight-line amortization method, the Company’s net income and earnings per share for the three and six months ended June 30, 2005, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$11,886	$22,243
Plus: Stock-based compensation included in reported net income, net of tax	725	808
Less: Stock-based compensation expense under fair value method, net of tax	(2,156)	(3,862)

Pro forma net income	$10,455	$19,189

Basic net income per share, as reported	$0.13	$0.25
Basic net income per share, pro forma	$0.12	$0.22
Diluted net income per share, as reported	$0.12	$0.23
Diluted net income per share, pro forma	$0.11	$0.20

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $7.03 per share for the three months ended June 30, 2006, and $4.86 per share for the three months ended June 30, 2005. The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $6.89 per share for the six months ended June 30, 2006, and $4.82 per share for the six months ended June 30, 2005. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended,		Six Months Ended,
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Risk-free interest rate	4.99%	3.90%	4.85%	3.80%
Expected volatility	50%	50%	50%	50%
Weighted average expected life (in years)	5.0	5.0	5.0	5.0
Expected dividends	0.0%	0.0%	0.0%	0.0%

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

Common Stock Options

The Company’s equity incentive plans are intended to help the Company attract and retain employees, provide an incentive for them to assist the Company in achieving long-term performance goals and to enable them to participate in the long-term growth of the Company. Under the equity incentive plans, the Company may grant options to purchase shares of the Company’s stock, restricted stock and other equity incentives.

Effective December 1999, the Board of Directors approved the Company’s adoption of the Digitas Inc. 2000 Stock Option and Incentive Plan (the “2000 Plan”). The 2000 Plan initially allowed for the grant of options to purchase up to 7,718,200 shares of common stock of the Company. In May 2001, the Company’s shareholders and Board of Directors approved the issuance of up to an additional 15,000,000 shares of common stock under the 2000 Plan. In addition, all common stock shares underlying non-rollover options granted under the 1998 Plan and options granted under the 1999 Plan that are cancelled or forfeited are added to the shares of common stock available for issuance under the 2000 Plan.

Grants under the 2000 Plan may be made to employees and non-employee directors, consultants and independent contractors who contribute to the management, growth and profitability of the Company’s business or its affiliates. A committee of the Board of Directors administers the 2000 Plan. Its responsibilities include determining the participants in the plan and the number of shares of common stock subject to purchase under each option, amending the terms of any option, subject to certain limitations, and interpreting the terms of the plan.

Non-qualified stock options granted under the 2000 Plan may be granted at prices which are less than the fair market value of the underlying shares on the date of grant. The Company typically grants non-qualified stock options at a price equal to the fair market value of its common stock on the grant date. Under the 2000 Plan, incentive stock options and non-qualified stock options are generally subject to a four-year vesting schedule according to which the options vest 25% on the first anniversary of the grant date and an additional 6.25% at the end of each consecutive three-month period thereafter. The options generally terminate on the tenth anniversary of the grant date. In addition, vested options may be exercised for specified periods after the termination of the optionee’s employment or other service relationship with the Company or its affiliates.

In connection with the acquisition of Modem Media in October 2004, each outstanding option to purchase a share of Modem Media common stock was assumed by the Company and became exercisable into 0.70 shares of the Company’s common stock. The Company assumed the vesting schedules in place at the time of the acquisition, except to the extent that vesting was accelerated as a result of the transaction. These assumed stock options generally terminate on the tenth anniversary of the original grant date. In addition, vested options may be exercised for specified periods after the termination of the optionee’s employment or other service relationship with the Company or its affiliates.

The following tables summarized stock option activity under the Company’s option plans during the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	17,875,895	$4.88
Options granted	740,323	13.99
Options exercised	(3,279,020)	(2.80)
Options canceled	(347,244)	(10.81)

Options outstanding at end of period	14,989,954	$5.64	5.09	$93,242

Options exercisable at end of period	12,114,509	$4.45	4.23	$88,766

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Number Exercisable at June 30, 2006	Weighted- Average Exercise Price
$ 0.45 – $2.19	1,310,834	2.65	$1.06	1,310,834	$1.06
$ 2.20 – $3.10	5,744,894	3.34	2.66	5,738,438	2.66
$ 3.11 – $4.95	2,005,309	5.66	4.29	1,920,711	4.30
$ 4.96 – $8.75	2,348,826	5.54	7.53	1,883,771	7.40
$ 8.76 – $12.50	2,490,973	8.22	10.19	926,510	10.06
$ 12.51 – $16.88	953,448	8.58	14.40	198,575	16.27
$ 16.89 – $24.00	135,670	4.02	18.61	135,670	18.61

Total	14,989,954	5.09	$5.64	12,114,509	$4.45

During the three months ended June 30, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $29.8 million and the total amount of cash received by the Company from exercise of these options was $3.8 million. During the six months ended June 30, 2006, the total intrinsic value of options exercised was $36.4 million and the total amount of cash received by the Company from exercise of these options was $9.2 million.

As of June 30, 2006, there was $15.2 million of total unrecognized compensation cost related to stock option share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.40 years.

Non-vested Shares

During the year ended December 31, 2005, the Company granted 725,837 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The restricted shares granted had a weighted average fair value of $10.06 per share based on the closing price of the Company’s common stock on the date of grant. During the second quarter of 2006, the Company granted 524,572 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The restricted shares granted in 2006 had a weighted average fair value of $13.73 per share based on the closing price of the Company’s common stock on the date of grant. The intrinsic value of these shares was measured using the closing price on the date of grant. The restricted shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The Company is recognizing the compensation expense over the three year vesting period. Approximately $1.0 million and $1.6 million of compensation expense related to the restricted stock was recognized in the three and six months ended June 30, 2006, respectively. Approximately $0.6 million of compensation expense related to restricted stock was recognized in the three and six months ended June 30, 2005.

On January 31, 2006, in connection with the acquisition of MBC, the Company entered into a key employee retention plan with certain employees of MBC. The plan provides for an initial award which was granted on the closing date of the transaction and an additional contingent award based on MBC’s financial performance from 2006 to 2008. The initial award will be paid in shares of the Company’s common stock, and the additional award will be paid in shares of the Company’s common stock or cash, at the Company’s discretion. The initial award and additional award, if any, will be paid in March 2009. Participants are subject to continuing employment provisions to receive payment under the plan. The Company is recognizing the current estimate of the value of the plan as compensation expense on a straight line basis over the three year service period, at a rate of approximately $1.5 million per year. In the three and six months ended June 30, 2006, the Company has recorded approximately $0.4 million and $0.6 million of compensation expense, respectively, related to these awards.

The total fair value of the non-vested shares at June 30, 2006 was $15.5 million. As of June 30, 2006, there was $11.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.81 years.

The following table summarizes the status of the Company’s non-vested shares since December 31, 2005:

	Non-vested Shares
	Number of Shares	Weighted- Average Fair Value
Non-vested at December 31, 2005	680,237	$10.07
Shares granted	673,128	13.41
Shares vested	—	—
Shares forfeited	(43,271)	(10.46)

Non-vested at June 30, 2006	1,310,094	$11.84

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

6. COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$13,502	$11,886	$28,039	$22,243
Change in cumulative foreign currency translation adjustment	243	(254)	275	(439)

Comprehensive income	$13,745	$11,632	$28,314	$21,804

7. ACCRUED COMPENSATION

Accrued compensation consists of the following: (in thousands)

	June 30, 2006	December 31, 2005
Accrued bonus	$9,627	$17,345
Accrued vacation	5,272	4,526
Deferred compensation	4,811	4,825
Other accrued compensation	3,374	2,029

	$23,084	$28,725

8. RESTRUCTURING AND RELATED CHARGES

During 2002 and 2003, the Company continued to monitor the economic conditions of the real estate markets in which it leased office space and it recorded restructuring expenses to further align the Company’s cost structure with changing market conditions and to update estimates originally made in 2001 for current information. The expense recorded totaled $43.0 million, consisting of $3.3 million for workforce reduction and related costs and $39.7 million for the consolidation of facilities, abandonment of related leasehold improvements and revisions in estimates of future sublease rates and terms.

During 2004, the Company recorded workforce-related restructuring expenses totaling $1.2 million, consisting solely of workforce reduction and related costs primarily in response to an announcement in July 2004 by AT&T Corp. that it would discontinue its marketing of local and long-distance telephone services to consumers. In addition, the Company acquired accrued restructuring of $4.6 million related to payments of severance in connection with the Modem Media acquisition. The majority of workforce-related payments were completed in the year ended December 31, 2005. During 2005, the Company recorded an adjustment to goodwill of $0.8 million and an adjustment to restructuring income of $0.1 million to decrease the workforce-related restructuring accrual to reflect the remaining workforce and related costs expected to be paid.

During 2004 and 2005, the Company continued to make progress towards eliminating its excess real estate obligations as it was able to terminate its lease agreement for one of its offices in London, terminate its lease agreement for one restructured floor in Boston and sublease previously restructured floors in other markets. In connection with the Modem Media acquisition in the fourth quarter of 2004, the Company acquired accrued restructuring costs of $12.3 million related to Modem Media real estate obligations net of estimated sublease income. During 2005, the Company recorded a net reduction in its acquired restructuring accrual of $1.1 million. The Company recorded a $1.7 million reduction in the accrual when it entered into a sublease agreement for two of the floors in the Norwalk office and determined that space on one of the restructured floors in the Norwalk office should be returned to operations due to changes in business needs. The Company recorded $3.7 million of additional expense as a result of the consolidation of the Company’s San Francisco offices subsequent to the Modem Media acquisition and additional space identified as excess, net of a sublease agreement with a third party finalized in January 2006. Also during 2005, the Company reduced the restructuring accrual by recording $3.0 million of restructuring income related to its determination that one floor in its New York office, which was initially included in the restructuring accrual in 2001, should be returned to operations due to changes in business needs as well as the relocation of a former Modem Media client relationship to the New York office.

The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments as well as prevailing economic conditions in the real estate markets in which the Company leases office space. In the six months ended June 30, 2006, the Company recorded a reduction to the restructuring accrual of $620,000 to reflect an agreement to vacate excess space in its London office. This amount represented the remaining accrual related to the excess

London space, net of settlement costs including the buy-out of the remainder of the lease. The Company also adjusted the restructuring accrual to reflect its revised estimate of additional future expense obligations for its excess space in New York and Norwalk. The adjustment resulted in an increase to the accrual of $630,000. Sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At June 30, 2006, 148,000 square feet of identified excess office space had been subleased and approximately 30,000 square feet of office space identified as excess space remained available for sublease.

At June 30, 2006, the Company’s restructuring accrual totaled $15.0 million, related to remaining real estate obligations net of expected sublease income. The Company believes the restructuring accrual is appropriate and adequate to cover these remaining obligations.

The following is a summary of restructuring activity since December 31, 2005 (dollars in thousands):

	Accrued Restructuring at December 31, 2005	Utilization 2006	Adjustments 2006	Accrued Restructuring at June 30, 2006
Workforce reduction and related costs	$75	$(75)	$—	$—
Consolidation of facilities	17,856	(2,856)	10	15,010

Total	$17,931	$(2,931)	$10	$15,010

For the three months ended June 30, 2006 and 2005, cash expenditures related to restructuring activities were $1.4 million and $1.7 million, respectively. For the six months ended June 30, 2006 and 2005, cash expenditures related to restructuring activities were $2.9 million and $11.6 million, respectively. As of June 30, 2006, total remaining cash expenditures related to restructuring activities were $15.0 million. Approximately $1.2 million and $1.1 million in cash expenditures are expected in the third and fourth quarters of 2006, respectively, and the remaining cash expenditures of approximately $12.7 million, related to real estate rental obligations, over the following 5 years.

9. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In January 2006, the Board of Directors authorized the Company to repurchase up to $100 million of common stock under a common stock repurchase program which expires on January 31, 2008. In the three months ended June 30, 2006, the Company repurchased 957,830 shares of common stock at an average purchase price of approximately $12.71 per share, excluding commissions, for an aggregate purchase price of approximately $12.2 million. In the six months ended June 30, 2006, the Company repurchased 1,688,675 shares of common stock at an average purchase price of approximately $13.13 per share, excluding commissions, for an aggregate purchase price of approximately $22.2 million.

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

Restricted Stock

During the three months ended June 30, 2006, the Company granted 524,572 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The restricted shares granted in 2006 had a weighted average fair value of $13.73 per share based on the closing price of the Company’s common stock on the date of grant. During the year ended December 31, 2005, the Company granted 725,837 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The restricted shares granted in 2005 had a weighted average fair value of $10.06 per share based on the closing price of the Company’s common stock on the date of grant. The intrinsic value of the restricted shares was measured using the closing price on the date of grant. The restricted shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The Company is recognizing the compensation expense over the three year vesting period. Approximately $1.0 million and $1.6 million of compensation expense related to the restricted stock was recognized in the three and six months ended June 30, 2006, respectively. Approximately $0.6 million of compensation expense related to restricted stock was recognized in the three and six months ended June 30, 2005.

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

	Customer A	Customer B
Three months ended:
June 30, 2006	25%	16%
June 30, 2005	31%	20%
Six months ended:
June 30, 2006	26%	17%
June 30, 2005	26%	23%

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

The agencies of Digitas Inc. (NASDAQ: DTAS) help blue-chip global brands develop, engage and profit from their customers through digital, direct and indirect relationships. Driving accountable and measurable relationship engines, the agencies are known for combining creativity and customer insight with analytics, measurement and strategy across digital and direct media. The Digitas LLC agency (www.digitas.com), founded in 1980, has locations in Boston, Chicago, Detroit and New York. The Digitas LLC agency has relationships with clients such as American Express, AT&T and General Motors. MBC (www.mbcnet.com), founded in 1989 and acquired by Digitas Inc. in January 2006, is located in Philadelphia. MBC has long-term relationships with clients such as AstraZeneca International, Bristol-Myers Squibb, McNeil and Wyeth. The Modem Media agency (www.modemmedia.com), founded in 1987 and acquired by Digitas Inc. in October 2004, has locations in Atlanta, London, New York, Norwalk and San Francisco. The Modem Media agency has relationships with clients such as Delta Air Lines, Heineken and Kraft Foods. In total, Digitas Inc. and its three agencies employ approximately 2,000 professionals.

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

Because we derive substantially all of our revenue from the hourly billings of our employees, our utilization of those employees is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total number of billable hours worked by our billable employees during the measurement period by the number of hours available to be worked during that period. Utilization was 65% and 64% for the quarters ended June 30, 2006 and 2005, respectively. Historically, our largest relationships have the highest utilization rates, as we are more able to efficiently use resources to serve the client demand. As we are able to scale additional client relationships, utilization rates tend to increase.

On January 31, 2006, we acquired MBC, a privately owned Philadelphia-based company offering direct and digital marketing professional services to pharmaceutical and healthcare marketers. MBC operates as our third agency and employs approximately 140 employees. We agreed to the transaction based on our belief that it would provide added value to our shareholders, by providing us with additional expertise in digital and direct marketing in the pharmaceutical and healthcare industries. The purchase price included an initial payment made at the closing and contingent payments to be made on specified future dates if MBC meets performance goals established in the purchase agreement. The aggregate initial payment was approximately $36.5 million, consisting primarily of 594,224 shares of our common stock with a value of $7.9 million, based on the average closing price on the two days before through the two days after the announcement date of the transaction for accounting purposes, and cash of approximately $27.8 million. The cash paid as part of the acquisition included approximately $5.3 million required under the agreement for the excess of MBC’s assets over its liabilities on the acquisition date. We also recorded merger-related transaction costs of $0.8 million, consisting primarily of legal and accounting advisory fees. The results of MBC since January 31, 2006 have been included in our consolidated financial statements. MBC operates as a wholly-owned subsidiary and is included as part of our only segment.

The contingent consideration may be payable pursuant to an earn-out arrangement that is contingent upon the financial performance of MBC for the period from January 1, 2006 through December 31, 2008. These payments, which may be made in March 2008 and March 2009, will be made in shares of our common stock or cash at our discretion, subject to limitations defined in the agreement. Under the agreement, the March 2008 payment will be based on MBC’s 2006 and 2007 results, and the March 2009 payment will be based on MBC’s results through 2008. We have the right to buy out our contingent consideration obligation after December 31, 2006 using an agreed upon formula based on the financial performance of MBC through the date of the buy-out. The contingent consideration paid to the selling shareholders will be recorded as additional purchase price when the contingency is resolved.

In connection with the purchase agreement, we also entered into a key employee retention plan with some of the employees of MBC. The plan provides for an initial award and an additional contingent award based on MBC’s financial performance from 2006 to 2008. The initial award and additional award, if any, will be paid in March 2009. Participants are subject to continuing employment provisions to receive payment under the plan. We are recognizing our current estimate of the value of the plan as compensation expense on a straight line basis over the three year service period, at a rate of approximately $1.5 million per year. In the three and six months ended June 30, 2006, we have recorded approximately $0.4 million and $0.6 of compensation expense, respectively, related to these awards.

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

During the three and six months ended June 30, 2006, we recorded net purchase price allocation adjustments of $0.1 million related to the MBC acquisition as a reduction to goodwill. The adjustments relate primarily to a decrease in the provision for doubtful accounts originally recorded as the related outstanding amounts were collected, offset by additional legal and accounting merger-related transaction costs.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We have not yet completed our evaluation of the impact of adoption on our financial position or results of operations.

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

We utilize the straight-line amortization method for recognizing stock-based compensation expense under SFAS No. 123(R). We recorded $2.4 million and $4.2 million of compensation expense, net of tax, in the three and six months ended June 30, 2006, respectively, for share-based payment awards made to our employees and directors consisting of stock options and non-vested stock awarded based on the estimated fair values. As of June 30, 2006, there was $15.2 million of total unrecognized compensation cost related to stock option share-based compensation arrangements that we expect to recognize over a weighted average period of 1.40 years. As of June 30, 2006, there was $11.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that we expect to recognize over a weighted average period of 1.81 years.

In connection with the adoption of SFAS No. 123(R), we recorded approximately $0.5 million related to the cumulative effect of the change in accounting principle. The cumulative effect relates to a reduction of expense recognized in prior periods for the recognition of estimated forfeitures on unvested restricted stock grants as of the adoption date.

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Summary. In the three months ended June 30, 2006, we saw an increase in demand for our services compared to the same period in 2005. During the three months ended June 30, 2006, fee revenues increased by $12.9 million, or 14.8%, to $100.5 million from $87.6 million in the three months ended June 30, 2005. That increase was primarily the result of higher revenue from some of our more significant clients as well as revenues generated by our acquisition of MBC, which was acquired in January 2006, partially offset by lower bonus revenue. The increase in fee revenues combined with continued control of our cost structure resulted in net income of $13.5 million, or $0.14 per diluted share, for the three months ended June 30, 2006, compared to net income of $11.9 million, or $0.12 per diluted share, for the three months ended June 30, 2005. We adopted the provisions of SFAS No. 123(R) during the three months ended March 31, 2006. SFAS No. 123(R) requires us to recognize compensation expense for all share-based awards to employees and directors. In the three months ended June 30, 2006 we recognized approximately $2.4 million of compensation expense related to share-based awards under the new requirements.

Revenue. Total revenue for the three months ended June 30, 2006 increased by $56.6 million, or 42.1%, to $190.9 million from $134.3 million for the same period of 2005. Total fee revenue for the three months ended June 30, 2006 increased by $12.9 million, or 14.8%, to $100.5 million from $87.6 million for the same period in 2005. Some of our contracts with significant clients include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the three months ended June 30, 2006 and 2005, fee revenue included bonus revenue of $2.3 million and $5.9 million, respectively. The increase in fee revenue is primarily a result of higher revenue levels from some of our more significant clients and additional revenues generated by our acquisition of MBC, which was acquired in January 2006, partially offset by lower bonus revenue. The increase in total revenue includes an increase in pass-through revenue of $43.5 million, or 93.1%, from the three months ended June 30, 2005. The increase in pass-through revenue is primarily a result of an increase in media programs and production costs by our clients in the second quarter of 2006. We currently anticipate that fee revenue will remain flat or decrease slightly in the second half of 2006 from current levels experienced in 2006, partially due to the recognition of bonus revenue in the first half of 2006.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended June 30, 2006, our two largest clients, American Express and General Motors, accounted for approximately 41% of our total fee revenue, or 25% and 16% of our total fee revenue, respectively. For the three months ended June 30, 2005, our two largest clients, American Express and General Motors, accounted for approximately 51% of our total fee revenue, or 31% and 20% of our total fee revenue, respectively.

Professional services costs. Professional services costs for the three months ended June 30, 2006 increased by $8.8 million, or 17.7%, to $58.8 million from $50.0 million in the same period of 2005. Professional services costs represented 59% and 57% of fee revenue in the three months ended June 30, 2006 and 2005, respectively. The increase in professional services costs is mainly the result of higher compensation costs, including the compensation cost added as a result of our acquisition of MBC, increased base compensation year over year, as well as approximately $2.0 million in stock-based compensation which includes our adoption of the provisions of SFAS No. 123(R). We have added over 250 billable employees since the second quarter of 2005, including approximately 100 as a result of our acquisition of MBC in January 2006. Professional services costs as a percentage of fee revenue increased slightly due to the additional compensation expense recorded in connection with the adoption of SFAS No. 123(R) in 2006. We currently anticipate that professional services costs as a percentage of fee revenue will remain consistent or increase slightly as a percentage of fee revenue for the remainder of 2006 as fee revenue is expected to remain flat or decrease slightly in the second half of 2006 from current levels experienced in 2006, partially due to the recognition of bonus revenue in the first half of 2006.

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses for the three months ended June 30, 2006 increased by $43.5 million, or 93.1%, to $90.3 million from $46.8 million in the same period of 2005. The increase in pass-through expenses was attributable to an increase in media programs and production costs for our clients. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 increased by $3.2 million, or 12.6%, to $28.9 million, from $25.7 million in the same period of 2005. As a percentage of fee revenue, selling, general and administrative expenses remained at 29% in the three months ended June 30, 2006 compared to the same period of 2005. Of the $3.2 million increase in selling, general and administrative expenses, approximately $2.4 million is the result of increased compensation costs due to the acquisition of MBC, higher base compensation, severance expense, and approximately $0.4 million in stock based compensation which includes our adoption of the provisions of SFAS No. 123(R). We have added over 60 non-billable employees since the second quarter of 2005, including approximately 30 as a result of our acquisition of MBC in January 2006. In addition, the increase in selling, general and administrative expenses resulted from a $0.4 million increase relating to additional rent and office expense, $0.4 million relating to additional depreciation and $0.4 million in travel-related expenses. This was offset by a $0.8 million decrease in placement and relocation expenses. We currently expect that for the remainder of 2006 selling, general and administrative expenses as a percentage of fee revenue likely to remain relatively consistent with levels during the second quarter of 2006.

Restructuring expenses, net. During the three months ended June 30, 2006 and 2005, we recorded no restructuring expenses. Restructuring activity during the three months ended June 30, 2006 mainly related to payments for real estate obligations that were included in the restructuring accrual in prior years.

Amortization of intangible assets. Amortization of intangible assets increased by $0.4 million, or 58.7%, to $1.1 million for the three months ended June 30, 2006 from $0.7 million in the three months ended June 30, 2005. The increase is a result of the MBC acquisition in January 2006. In connection with the acquisition, we recorded an intangible asset of $11.1 million for the customer base acquired. This asset is being amortized over seven years.

Other miscellaneous income, net. Other income, net of expenses, in the three months ended June 30, 2006, increased by $1.1 million to $2.0 million from $0.9 million in the three months ended June 30, 2005. The increase in other income is related primarily to interest earned on higher average cash, cash equivalents and short-term investment balances as well as higher interest rates.

Provision for income taxes. A provision for income taxes is recorded on an interim basis based on the full year projected effective tax rate. The income tax provision for the three months ended June 30, 2006 reflects a current state income tax expense and a full valuation allowance on net operating loss carryforwards. The ultimate realization of deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2006, a full valuation allowance was recorded because we currently believe after considering available evidence that it is more likely than not that these assets will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period offset by tax expense on the income.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Summary. In the six months ended June 30, 2006, we saw an increase in demand for our services compared to the same period in 2005. During the six months ended June 30, 2006, fee revenues increased by $29.9 million, or 17.8%, to $197.7 million from $167.8 million in the six months ended June 30, 2005. That increase was primarily the result of higher revenue from some of our more significant clients as well as revenues generated by our acquisition of MBC, which was acquired in January 2006, partially offset by lower bonus revenue. The increase in fee revenues combined with continued control of our cost structure resulted in net income of $28.0 million, or $0.29 per diluted share, for the six months ended June 30, 2006, compared to net income of $22.2 million, or $0.23 per diluted share, for the six months ended June 30, 2005. We adopted the provisions of SFAS No. 123(R) during the six months ended June 30, 2006. SFAS No. 123(R) requires us to recognize compensation expense for all share-based awards to employees and directors. In the six months ended June 30, 2006 we recognized approximately $4.2 million of compensation expense related to share-based awards under the new requirements. In addition, net income in the six months ended June 30, 2006 includes a $0.5 million increase related to the cumulative effect of the change in accounting principle.

Revenue. Total revenue for the six months ended June 30, 2006 increased by $94.1 million, or 34.6%, to $366.2 million from $272.1 million for the same period in 2005. Total fee revenue for the six months ended June 30, 2006 increased by $29.9 million, or 17.8%, to $197.7 million from $167.8 million for the same period in 2005. Some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the six months ended June 30, 2006 and 2005, fee revenue included bonus revenue of $8.0 million and $9.9 million, respectively. The increase in total revenue and fee revenue is primarily a result of higher revenue levels from some of our more significant clients and additional revenues generated by our acquisition of MBC, which was acquired in January 2006, partially offset by lower bonus revenue. The increase in total revenue includes an increase in pass-through revenue of $64.2 million, or 61.6%, from the six months ended June 30, 2005. The increase in pass-through revenue is primarily due to an increase in media programs and production costs by our clients.

For the six months ended June 30, 2006, our two largest clients, American Express and General Motors, accounted for approximately 43% of our total fee revenue, or 26% and 17% of our total fee revenue, respectively. For the six months ended June 30, 2005, our two largest clients, American Express and General Motors, accounted for approximately 49% of our total fee revenue, or 26% and 23% of our total fee revenue, respectively.

Professional services costs. Professional services costs for the six months ended June 30, 2006 increased by $19.7 million, or 20.4%, to $116.0 million from $96.3 million in the same period of 2005. Professional services costs represented 59% of fee revenue in the six months ended June 30, 2006 and 57% of fee revenue in the six months ended June 30, 2005. The increase in professional services costs was the result of the addition of over 250 billable employees since the second quarter of 2005, including employees from the acquisition of MBC in January 2006, as well as continued hiring throughout 2005 and 2006 to meet increased client demand. In addition, professional services costs for the six months ended June 30, 2006, includes approximately $3.6 million in stock-based compensation which includes our adoption of the provisions of SFAS No. 123(R). Professional services costs as a percentage of fee revenue increased slightly due to the additional compensation expense recorded in connection with the adoption of SFAS No. 123(R) in 2006.

Pass-through expenses. Pass-through expenses for the six months ended June 30, 2006 increased by $64.2 million, or 61.6%, to $168.5 million from $104.3 million in the same period of 2005. The increase in pass-through expenses was attributable to increased media programs and production costs for our clients during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 increased by $6.2 million, or 12.7%, to $55.5 million from $49.3 million in the same period of 2005. Of the $6.2 million increase in selling, general and administrative expenses, approximately $3.7 million is the result of increased compensation costs due to the acquisition of MBC, higher base compensation, severance expense, and approximately $0.6 million in increased stock based compensation which includes our adoption of the provisions of SFAS No. 123(R). We have added over 60 non-billable employees through the second quarter of 2005, including approximately 30 as a result of our acquisition of MBC in January 2006. In addition, the increase in selling, general and administrative expenses resulted from a $0.8 million net increase relating to additional rent and office expense, $1.1 million increase relating to additional depreciation and $0.8 million increase in travel-related expenses. This was offset by a $1.7 million decrease in placement and relocation expenses. Selling, general and administrative expenses decreased slightly to 28% of fee revenue in the six months ended June 30, 2006 from 29% in the six months ended June 30, 2005.

Restructuring expenses, net. During the six months ended June 30, 2006, we recorded $10,000 of net restructuring expenses. The net adjustment resulted from an increase to our accrual of $630,000 for revised estimates of future obligations for excess space in New York and Norwalk, offset by a reversal of the remainder of the accrual related to our London facility. The accrual related to the London facility was reversed to reflect an agreement to vacate excess space in our London office. This amount represented the remaining accrual related to the London space, net of settlement costs, and resulted in a $620,000 decrease to the restructuring accrual. No net restructuring expenses were recorded during the six months ended June 30, 2005.

Amortization of intangible assets. Amortization of intangible assets increased to $2.1 million in the six months ended June 30, 2006, from $1.4 million in the six months ended June 30, 2005. The increase is a result of the MBC acquisition in January 2006. In connection with the acquisition, we recorded an intangible asset of $11.1 million for the customer base acquired. This asset is being amortized over seven years.

Other miscellaneous income, net. Other income, net of expenses, in the six months ended June 30, 2006, increased by $2.2 million to $4.2 million from $2.0 million in the six months ended June 30, 2005. The increase in other income is related primarily to interest earned on higher average cash, cash equivalents and short-term investment balances as well as higher interest rates.

Provision for income taxes. A provision for income taxes is recorded on an interim basis based on the full year projected effective tax rate. The income tax provision for the six months ended June 30, 2006 reflects a current state income tax expense and a full valuation on net operating loss carryforwards. We believe it is more likely than not that the deferred tax assets will not be used. If we generate future taxable income against which these tax attributes may be applied, some portion of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options.

Cash and cash equivalents and working capital

Cash and cash equivalents decreased from $180.3 million at December 31, 2005 to $136.6 million at June 30, 2006. Cash provided by operations for the six months ended June 30, 2006 was $4.5 million. Cash provided by operations was primarily net income for the period plus an increase in accounts payable resulting from the timing of payments to vendors and a decrease in prepaid expenses. These increases in cash and cash equivalents were offset by an increase in unbilled receivables due to timing of billings to clients and a decrease in billings in excess of costs at June 30, 2006. During the six months ended June 30, 2006, we paid executive bonuses of approximately $16.8 million resulting in a decrease to accrued compensation. Cash used in investing activities for the six months ended June 30, 2006 was $35.6 million, consisting of approximately $19.4 million paid for the acquisition of MBC, net of cash acquired, net purchases of short-term investments of $11.7 million and $4.4 million of capital expenditures. Cash used in financing activities for the six months ended June 30, 2006 was $12.6 million, consisting primarily of payments for the repurchase of common stock of $22.2 million offset by the proceeds of $9.7 million from the exercise of employee stock options and the sale of common stock through the employee stock purchase plan.

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

As of June 30, 2006, amounts borrowed under the revolving credit facility bear interest at either the prime rate or at a Eurocurrency rate plus applicable margin of 2.25%. Additionally, we are required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit and a letter of credit fee of 2.25% of the face amount of outstanding letters of credit. Under the terms of the credit facility, we must comply with various financial and non-financial covenants.

As of June 30, 2006, we were in compliance with all of our covenants under the credit facility. Borrowings under the credit facility are secured by substantially all of our assets. At June 30, 2006, we had no borrowings under the revolving credit facility and approximately $9.3 million outstanding under standby letters of credit, leaving approximately $20.7 million available for future borrowings.

Stock Repurchase Program

In January 2006, the Board of Directors authorized the repurchase of up to $100 million of common stock between February 1, 2006 and January 31, 2008 under a common stock repurchase program. In the three months ended June 30, 2006, we repurchased 957,830 shares of common stock at an average price of approximately $12.71 per share, excluding commissions, for an aggregate purchase price of approximately $12.2 million. In the six months ended June 30, 2006, we repurchased 1,688,675 shares of common stock at an average price of approximately $13.13 per share, excluding commissions, for an aggregate purchase price of approximately $22.2 million.

In November 2003, the Board of Directors authorized us to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased our stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. During the three months ended June 30, 2005, we repurchased 1,472,000 shares of common stock at an average price of approximately $10.42 per share, excluding commissions, for an aggregate purchase price of approximately $15.4 million. During the six months ended June 30, 2005, we repurchased 2,394,500 shares of common stock at an average price of approximately $10.15 per share, excluding commissions, for an aggregate purchase price of approximately $24.4 million. Upon the completion of this common stock repurchase program in December 2005, we had repurchased 5,552,657 shares of common stock at an average price of approximately $10.18 per share, excluding commissions, for an aggregate purchase price of $56.8 million.

Restructuring

We continue to evaluate our alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. In the six months ended June 30, 2006, we recorded a reduction to the restructuring accrual of $620,000 to reflect an agreement to vacate excess space in our London office. This amount represents the remaining accrual related to the London space, net of settlement costs including the buy-out of the remainder of the lease. We also recorded an adjustment to the restructuring accrual to reflect estimated additional future expense obligations for our excess space in New York and Norwalk. The adjustment resulted in an increase to the accrual of $630,000. Sublease estimates, which were made in consultation with our real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which we determined we had excess office space.

At June 30, 2006, 148,000 square feet of identified excess office space had been subleased and approximately 30,000 square feet of office space identified as excess space remains available for sublease. For the six months ended June 30, 2006 and 2005, net cash expenditures related to restructuring activities were $2.9 million and $11.6 million, respectively. As of June 30, 2006, total remaining net cash expenditures related to restructuring activities were $15.0 million. Approximately $1.2 million and $1.1 million in net cash expenditures are expected in the third and fourth quarters of 2006, respectively, and the remaining net cash expenditures of approximately $12.7 million, related mainly to real estate rental obligations, over the following 5 years.

The following is a summary of restructuring activity since December 31, 2005 (dollars in thousands):

	Accrued Restructuring at December 31, 2005	Utilization 2006	Adjustments 2006	Accrued Restructuring at June 30, 2006
Workforce reduction and related costs	$75	$(75)	$—	$—
Consolidation of facilities	17,856	(2,856)	10	15,010

Total	$17,931	$(2,931)	$10	$15,010

Other debt and commitments

The following table summarizes our contractual cash commitments as of June 30, 2006. (Note: interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in thousands)
	Total	2006	2007-2008	2009–2010	2011 and thereafter
Operating leases	$259,722	$11,860	$48,770	$43,119	$155,973
Notes payable	201	46	149	6	—

Total gross obligations	259,923	11,906	48,919	43,125	155,973

Non-cancelable sublease income	(11,455)	(1,447)	(6,209)	(3,654)	(145)

Total net obligations	$248,468	$10,459	$42,710	$39,471	$155,828

As of June 30, 2006, all minimum sublease income due in the future under non-cancelable subleases is related to restructured facilities.

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

Notes payable. In connection with the acquisition of Modem, we acquired debt of $0.4 million related to amounts advanced to Modem in November 2000 for leasehold improvements at our Norwalk, Connecticut office. Payments for these advances are being made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these notes payable was $0.2 million as of June 30, 2006.

Given current revenue projections as well as our cash resources as of June 30, 2006, we believe that we have sufficient working capital and liquidity to support our operations, as well as continue to make strategic investments over the next twelve months. However, if we need additional capital to fund future investment and acquisition activity, we may seek to raise additional capital through offerings of our stock, or through debt financing. There can be no assurance, however, that we will be able to raise additional capital on terms that are favorable, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2006, the Board of Directors authorized the Company to repurchase up to $100 million of common stock under a common stock repurchase program which expires on January 31, 2008. In the three months ended June 30, 2006, the Company repurchased 957,830 shares of common stock at an average purchase price of approximately $12.71 per share, excluding commissions, for an aggregate purchase price of approximately $12.2 million. In the six months ended June 30, 2006, the Company repurchased 1,688,675 shares of common stock at an average purchase price of approximately $13.13 per share, excluding commissions, for an aggregate purchase price of approximately $22.2 million.

The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ended June 30, 2006:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2006 through April 30, 2006	—	$—	—	$89,968,000
May 1, 2006 through May 31, 2006	514,600	$13.43	514,600	$83,057,000
June 1, 2006 through June 30, 2006	443,230	$11.94	443,230	$77,765,000

Total	957,830	$12.74	957,830	$77,765,000

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholder’s held on May 11, 2006, the Company’s stockholders took the following action:

The Company’s stockholders elected Gregor S. Bailar as a Class III director, to serve for a three-year term expiring at the Company’s annual meeting of stockholders in 2009 or until his successor has been duly elected and qualified or until his earlier resignation or removal. Mr. Bailar was elected by a plurality of the votes cast at the 2006 annual meeting as follows: 81,131,814 shares voted for the election of Mr. Bailar and 425,175 shares were withheld from the election of Mr. Bailar. No other persons were nominated, nor received votes, for election as a director of the Company at the 2006 annual meeting. The other directors of the Company whose terms continued after the 2006 annual meeting were Robert R. Glatz, David W. Kenney, Joseph R. Zimmel, Arthur Kern and Gail J. McGovern. In July 2006, Orlando Ayala and Paul Sagan were appointed to the Board of Directors by the then current directors.

The Company’s stockholders approved the ratification of the accounting firm of Ernst & Young LLP as the Company’s independent registered public accountants for the fiscal year 2006. The votes cast at the 2006 annual meeting were as follows: 81,133,629 shares voted for, 417,054 shares voted against and 6,305 shares abstained from voting.

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

DIGITAS INC.

Date: August 8, 2006	/s/ Brian K. Roberts
Brian K. Roberts
Chief Financial Officer
(Authorized Officer and Principal Executive Officer)