Form 10-Q
period 2006-09-30
DIGITAS INC
filed 2006-11-09
CIK 1100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 6, 2006 there were 86,510,116 shares of Common Stock, $.01 par value per share, outstanding.

DIGITAS INC.

Form 10-Q

September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Fee revenue	$95,613	$85,540	$293,318	$253,385
Pass-through revenue	91,834	48,791	260,366	153,064

Total revenue	187,447	134,331	553,684	406,449

Operating expenses:
Professional services costs	58,312	52,687	174,298	149,013
Pass-through expenses	91,834	48,791	260,366	153,064
Selling, general and administrative expenses	28,963	25,178	84,504	74,440
Restructuring expenses, net	2,380	—	2,390	—
Amortization of intangible assets	1,097	700	3,158	2,100

Total operating expenses	182,586	127,356	524,716	378,617

Income from operations	4,861	6,975	28,968	27,832

Other income (expense):
Interest income	1,990	1,368	6,244	3,569
Interest expense	(93)	(138)	(291)	(404)
Other miscellaneous income	—	—	138	27

Income before provision for income taxes	6,758	8,205	35,059	31,024
Provision for income taxes	570	250	1,302	824

Income before cumulative effect of change in accounting principle	6,188	7,955	33,757	30,200
Cumulative effect of change in accounting principle (net of tax of $0)	—	—	470	—

Net income	$6,188	$7,955	$34,227	$30,200

Basic net income per share before cumulative effect of change in accounting principle	$0.07	$0.09	$0.38	$0.34
Basic net income per share	$0.07	$0.09	$0.38	$0.34
Diluted net income per share before cumulative effect of change in accounting principle	$0.07	$0.08	$0.35	$0.31
Diluted net income per share	$0.07	$0.08	$0.35	$0.31

Weighted-average common shares outstanding
Basic	87,815	89,398	89,290	89,055
Diluted	93,974	97,744	96,960	97,586

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$97,584	$180,297
Short-term investments	49,850	37,023
Accounts receivable, net of allowance for doubtful accounts of $2,056 and $4,576 at September 30, 2006 and December 31, 2005, respectively	68,109	54,195
Accounts receivable, unbilled	62,764	26,971
Prepaid expenses and other current assets	5,999	9,343

Total current assets	284,306	307,829
Fixed assets, net	46,864	43,816
Goodwill, net	227,803	211,877
Other intangible assets, net	43,160	31,317
Other assets	6,444	5,795

Total assets	$608,577	$600,634

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$63,984	$45,761
Billings in excess of cost and estimated earnings on uncompleted contracts	57,593	64,506
Accrued expenses	11,004	9,408
Accrued compensation	28,740	28,725
Accrued restructuring	6,540	5,134
Current portion of long-term debt	65	87

Total current liabilities	167,926	153,621
Long-term debt, less current portion	93	139
Accrued restructuring, long-term	9,323	12,797
Deferred rent, long-term.	23,991	21,544
Other long-term liabilities	5,555	5,545

Total liabilities	206,888	193,646

Preferred shares, $.01 par value per share; 25,000,000 shares authorized and none issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common shares, $.01 par value per share, 175,000,000 shares authorized; 87,479,395 and 89,502,614 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	875	895
Additional paid-in capital	475,565	520,363
Accumulated deficit	(74,744)	(108,971)
Cumulative foreign currency translation adjustment	(7)	(452)
Deferred compensation	—	(4,847)

Total shareholders’ equity	401,689	406,988

Total liabilities and shareholders’ equity	$608,577	$600,634

The accompanying notes are an integral part of these financial statements.

DIGITAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$34,227	$30,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,711	8,893
Stock-based compensation	6,124	1,582
Restructuring expense, net	2,390	—
Provision for doubtful accounts	852	3,450
Changes in operating assets and liabilities:
Accounts receivable	(11,729)	(898)
Accounts receivable, unbilled	(34,330)	(20,793)
Prepaid expenses and other current assets	3,730	(3,087)
Other assets	(602)	(498)
Accounts payable	16,711	10,446
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,953)	6,741
Accrued expenses	(33)	478
Accrued compensation	(2,942)	2,982
Accrued restructuring	(4,527)	(12,988)
Deferred rent	2,447	16,302
Other long-term liabilities	(403)	(433)

Net cash provided by operating activities	13,673	42,377

Cash flows from investing activities:
Purchases of short-term investments	(418,881)	(291,844)
Sales and maturities of short-term investments	406,054	310,295
Purchase of fixed assets	(11,163)	(23,168)
Acquisition of business, net of cash acquired	(19,449)	—

Net cash used in investing activities	(43,439)	(4,717)

Cash flows from financing activities:
Payment of note payable, tenant allowances	(69)	(290)
Proceeds from issuance of common stock	11,802	21,064
Repurchase of common stock, including transaction costs	(64,710)	(33,955)

Net cash used in financing activities	(52,977)	(13,181)

Effect of exchange rate changes on cash and cash equivalents	30	(283)

Net increase (decrease) in cash and cash equivalents	(82,713)	24,196
Cash and cash equivalents, beginning of period	180,297	130,546

Cash and cash equivalents, end of period	$97,584	$154,742

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,450	$620
Cash paid for interest	229	265

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of adoption on its financial position and results of operations.

2. BUSINESS ACQUISITION

On January 31, 2006, the Company acquired Medical Broadcasting, LLC (“MBC”), a privately owned Philadelphia-based company offering direct and digital professional services to pharmaceutical and healthcare marketers. MBC operates as the Company’s third agency and employed approximately 140 employees at the acquisition date. The Company agreed to the transaction based on its belief that the transaction would provide added value to shareholders, by providing the Company with additional expertise in digital and direct marketing in the pharmaceutical and healthcare industries. The purchase price included an initial payment made at the closing and contingent payments to be made on specified future dates if MBC meets performance goals established in the purchase agreement. The aggregate initial payment was approximately $36.5 million, consisting primarily of 594,224 shares of the Company’s common stock with a value of $7.9 million, based on the average closing price on the two days before through the two days after the announcement date of the transaction for accounting purposes, and cash of approximately $27.8 million. The cash to be paid as part of the acquisition included approximately $5.3 million required under the agreement for the excess of MBC’s assets over its liabilities on the acquisition date. Of the $5.3 million, $5.1 million was paid on the acquisition date, and the remainder was paid in the three months ended June 30, 2006. The Company also recorded merger-related transaction costs of $0.8 million, consisting primarily of legal and accounting advisory fees. The results of MBC since January 31, 2006 have been included in the Company’s consolidated financial statements. MBC operates as a wholly-owned subsidiary of Digitas Inc. and is included as part of the Company’s only segment.

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

In connection with the purchase agreement, the Company also entered into a key employee retention plan with certain employees of MBC. The plan provides for an initial award and an additional contingent award based on MBC’s financial performance from 2006 to 2008. The initial award and additional award, if any, will be paid in March 2009. Participants are subject to continuing employment provisions to receive payment under the plan. The Company is recognizing its current estimate of the value of the plan as compensation expense on a straight line basis over the three year service period, at a rate of approximately $1.5 million per year. In the three and nine months ended September 30, 2006, the Company has recorded approximately $0.4 million and $1.0 million of compensation expense, respectively, related to these awards.

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

Of the $31.5 million of acquired intangible assets, $3.9 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, $11.1 million was assigned to a customer base that is being amortized over the estimated useful life of seven years, and the remainder was assigned to goodwill.

During the nine months ended September 30, 2006, the Company recorded net purchase price allocation adjustments of $0.1 million related to the MBC acquisition as a reduction to goodwill. The adjustments mainly related to a decrease in the provision for doubtful accounts based upon collections of acquired receivables, offset by additional legal and accounting merger-related transaction costs.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of the goodwill for the nine months ended September 30, 2006, consist of $16.4 million related to the MBC acquisition (see Footnote 2), and a $0.6 million reduction related to a reversal of a portion of the liability recorded in connection with Modem Media’s guarantee of the CentrPort operating lease. During the nine months ended September 30, 2006, the Company entered into a series of subleases with a third party subtenant for the CentrPort lease space. The reduction in the liability and goodwill relates to the contractual payments to be received under the subleases.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	September 30, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer base	$39,100	$(6,540)	$32,560	$28,000	$(3,383)	$24,617
Trademark	10,600	—	10,600	6,700	—	6,700

	$49,700	$(6,540)	$43,160	$34,700	$(3,383)	$31,317

The changes in the carrying amount of the intangible assets for the nine months ended September 30, 2006, consist of $15.0 million of other intangible assets acquired in connection with the acquisition of MBC (see Footnote 2). Of the $15.0 million of other acquired intangible assets, $3.9 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, and $11.1 million was assigned to a customer base that is being amortized over the estimated useful life of seven years. Amortization of other intangible assets was approximately $1.1 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively. Amortization of other intangible assets was approximately $3.2 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively. Amortization expense for the year ended December 31, 2006 is expected to be $4.3 million. Amortization expense for the years ended 2007, 2008, 2009 and 2010 is expected to be $4.4 million per year.

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

For the three and nine months ended September 30, 2006, the share numbers used in computing diluted earnings per share included the weighted average number of common shares outstanding plus 6.2 million and 7.7 million dilutive common equivalent shares outstanding, respectively, consisting of stock options, restricted common stock and warrants. For the three and nine months ended September 30, 2005, the share numbers used in computing diluted earnings per share included the weighted average number of common shares outstanding plus 8.3 million and 8.5 million dilutive common equivalent shares outstanding, respectively, consisting of stock options and warrants.

5. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) requires entities to recognize compensation expense for all stock-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those stock-based payments (with limited exceptions), adjusted for expected forfeitures. The Company adopted SFAS No. 123(R) in the first quarter of 2006 using the modified prospective application method. Prior to the adoption of SFAS No. 123(R) in the first quarter of 2006, the Company followed the intrinsic value method in accordance with APB Opinion No. 25 to account for all stock-based payments to employees and directors. The Company typically grants stock options with an exercise price equal to the fair market value of the common stock on the date of grant. In connection with the acquisition of Modem Media, Inc. in October 2004, the Company assumed Modem Media options with a fair value of $13.6 million. Prior to the adoption of SFAS No. 123(R), compensation expense was not recognized from option grants to employees and directors other than those related to the Modem Media options assumed. In addition, compensation expense was recognized in connection with the restricted stock grants to employees and directors beginning in April 2005. SFAS No. 123(R) did not change the method for determining the fair value of restricted stock grants to employees and directors.

The Company utilizes the straight-line amortization method for recognizing stock-based compensation expense under SFAS No. 123(R). The Company recorded $2.4 million and $6.6 million of compensation expense, net of tax, in the three and nine months ended September 30, 2006, respectively, for stock-based payment awards made to the Company’s employees and directors consisting of stock options and non-vested stock awarded based on the estimated fair values.

Stock-based compensation included in operating expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Professional services costs	$2,052	$592	$5,604	$1,213
Selling, general and administrative expenses	363	182	990	369

	$2,415	$774	$6,594	$1,582

In connection with the adoption of SFAS No. 123(R), the Company recorded approximately $0.5 million related to the cumulative effect of the change in accounting principle. The cumulative effect relates to a reduction of expense recognized in prior periods for the recognition of estimated forfeitures on unvested restricted stock grants as of the adoption date. The cumulative effect resulted in no impact to the Company’s earnings per share calculation in the three and nine months ended September 30, 2006.

Results for the three and nine months ended September 30, 2005, have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS No. 123(R), with stock options expensed using the straight-line amortization method, the Company’s net income and earnings per share for the three and nine months ended September 30, 2005, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$7,955	$30,200
Plus: Stock-based compensation included in reported net income, net of tax	774	1,582
Less: Stock-based compensation expense under fair value method, net of tax	(2,033)	(5,919)

Pro forma net income	$6,696	$25,863

Basic net income per share, as reported	$0.09	$0.34
Basic net income per share, pro forma	$0.07	$0.29
Diluted net income per share, as reported	$0.08	$0.31
Diluted net income per share, pro forma	$0.07	$0.26

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $4.69 per share for the three months ended September 30, 2006, and $5.54 per share for the three months ended September 30, 2005. The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $6.44 per share for the nine months ended September 30, 2006, and $4.95 per share for the nine months ended September 30, 2005. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Risk-free interest rate	4.85%	4.01%	4.85%	3.83%
Expected volatility	50%	50%	50%	50%
Weighted average expected life (in years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%

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

Common Stock Options

The Company’s equity incentive plans are intended to help the Company attract and retain employees, to provide an incentive for them to assist the Company in achieving long-term performance goals and to enable them to participate in the long-term growth of the Company. Under the equity incentive plans, the Company may grant options to purchase shares of the Company’s stock, restricted stock and other equity incentives.

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

The following tables summarized stock option activity under the Company’s option plans during the nine months ended September 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	17,875,895	$4.88
Options granted	926,371	13.09
Options exercised	(3,587,368)	(3.09)
Options canceled	(587,526)	(10.26)

Options outstanding at end of period	14,627,372	$5.62	4.86	$65,812

Options exercisable at end of period	12,005,189	$4.48	4.04	$64,817

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Number Exercisable at September 30, 2006	Weighted- Average Exercise Price
$ 0.45 – $2.19	1,241,979	2.27	$1.00	1,241,979	$1.00
$ 2.20 – $3.10	5,752,649	3.10	2.65	5,749,780	2.65
$ 3.11 – $4.95	1,935,381	5.37	4.31	1,896,689	4.32
$ 4.96 – $8.75	2,146,161	5.50	7.54	1,733,673	7.40
$ 8.76 – $12.50	2,504,684	8.04	10.18	1,063,573	10.09
$ 12.51 – $16.88	911,948	8.36	14.43	184,925	16.45
$ 16.89 – $24.00	134,570	3.76	18.59	134,570	18.59

Total	14,627,372	4.86	$5.62	12,005,189	$4.48

During the three months ended September 30, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.3 million and the total amount of cash received by the Company from exercise of these options was $1.9 million. During the nine months ended September 30, 2006, the total intrinsic value of options exercised was $37.6 million and the total amount of cash received by the Company from exercise of these options was $11.1 million.

As of September 30, 2006, there was $14.5 million of total unrecognized compensation cost related to stock option stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.3 years.

Non-vested Shares

During the year ended December 31, 2005, the Company granted 725,837 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The restricted shares granted had a weighted average fair value of $10.06 per share based on the closing price of the Company’s common stock on the date of grant. During the nine months ended September 30, 2006, the Company granted 540,564 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The restricted shares granted in the nine months ended September 30, 2006 had a weighted average fair value of $13.54 per share based on the closing price of the Company’s common stock on the date of grant. The intrinsic value of these shares was measured using the closing price on the date of grant. The restricted shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The Company is recognizing the compensation expense over the three year vesting period. Approximately $1.0 million and $2.6 million of compensation expense related to the restricted stock was recognized in the three and nine months ended September 30, 2006, respectively. Approximately $0.7 million and $1.4 million of compensation expense related to restricted stock was recognized in the three and nine months ended September 30, 2005, respectively.

On January 31, 2006, in connection with the acquisition of MBC, the Company entered into a key employee retention plan with certain employees of MBC. The plan provides for an initial award which was granted on the closing date of the transaction and an additional contingent award based on MBC’s financial performance from 2006 to 2008. The initial award will be paid in shares of the Company’s common stock, and the additional award will be paid in shares of the Company’s common stock or cash, at the Company’s discretion. The initial award and additional award, if any, will be paid in March 2009. Participants are subject to continuing employment provisions to receive payment under the plan. The Company is recognizing the current estimate of the value of the plan as compensation expense on a straight line basis over the three year service period, at a rate of approximately $1.5 million per year. In the three and nine months ended September 30, 2006, the Company has recorded approximately $0.4 million and $1.0 million of compensation expense, respectively, related to these awards.

The total fair value of the non-vested shares at September 30, 2006 was $14.8 million. As of September 30, 2006, there was $10.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes the status of the Company’s non-vested shares since December 31, 2005:

	Non-vested Shares
	Number of Shares	Weighted- Average Fair Value
Non-vested shares at December 31, 2005	680,237	$10.07
Shares granted	689,120	13.42
Shares vested	—	—
Shares forfeited	(116,331)	(11.09)

Non-vested shares at September 30, 2006	1,253,026	$11.82

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

6. COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$6,188	$7,955	$34,227	$30,200
Change in cumulative foreign currency translation adjustment	170	(137)	445	(576)

Comprehensive income	$6,358	$7,818	$34,672	$29,624

7. ACCRUED COMPENSATION

Accrued compensation consists of the following: (in thousands)

	September 30, 2006	December 31, 2005
Accrued bonus	$13,458	$17,345
Accrued vacation	5,486	4,526
Deferred compensation	5,069	4,825
Other accrued compensation	4,727	2,029

	$28,740	$28,725

8. RESTRUCTURING AND RELATED CHARGES

During 2002 and 2003, the Company continued to monitor the economic conditions of the real estate markets in which it leased office space, and it recorded restructuring expenses to further align the Company’s cost structure with changing market conditions and to update estimates originally made in 2001 for current information. The expense recorded totaled $43.0 million, consisting of $3.3 million for workforce reduction and related costs and $39.7 million for the consolidation of facilities, abandonment of related leasehold improvements and revisions in estimates of future sublease rates and terms.

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

During the three months ended September 30, 2006, in response to changes in client needs and levels of demand for its services in certain markets, the Company evaluated its staffing levels and implemented a plan to eliminate approximately 50 positions. As a result, the Company recorded restructuring expenses totaling $2.4 million, consisting solely of one-time termination benefits related to the workforce reduction and associated costs.

The Company continues to evaluate alternatives and monitor its restructuring accrual on a quarterly basis to reflect new developments as well as prevailing economic conditions in the real estate markets in which the Company leases office space. In the nine months ended September 30, 2006, the Company recorded a reduction to the restructuring accrual of $620,000 to reflect an agreement to vacate excess space in its London office. This amount represented the remaining accrual related to the excess London space, net of settlement costs including the buy-out of the remainder of the lease. The Company also adjusted the restructuring accrual to reflect its revised estimate of additional future expense obligations for its excess space in New York and Norwalk. The adjustment resulted in an increase to the accrual of $630,000. Sublease estimates, which were made in consultation with the Company’s real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which the Company determined it had excess office space. At September 30, 2006, 148,000 square feet of identified excess office space had been subleased and approximately 30,000 square feet of office space identified as excess space remained available for sublease.

At September 30, 2006, the Company’s restructuring accrual totaled $15.9 million. Approximately $2.1 million of this balance is related to payments of severance obligations resulting from the workforce reduction during the three months ended September 30, 2006 and will be substantially utilized in 2006 and 2007. The remaining $13.7 million is related to remaining real estate obligations net of expected sublease income. The Company believes the restructuring accrual is appropriate and adequate to cover these remaining obligations.

The following is a summary of restructuring activity since December 31, 2005 (in thousands):

	Accrued Restructuring at December 31, 2005	Utilization 2006	Expenses / Adjustments 2006	Accrued Restructuring at September 30, 2006
Workforce reduction and related costs	$75	$(332)	$2,380	$2,123
Consolidation of facilities	17,856	(4,126)	10	13,740

Total	$17,931	$(4,458)	$2,390	$15,863

For the three months ended September 30, 2006 and 2005, cash expenditures related to restructuring activities were $1.5 million. For the nine months ended September 30, 2006 and 2005, cash expenditures related to restructuring activities were $4.5 million and $13.1 million, respectively. As of September 30, 2006, total remaining cash expenditures related to restructuring activities were $15.9 million. Approximately $2.1 million in cash expenditures is expected in the fourth quarter of 2006, and the remaining cash expenditures of approximately $13.8 million, related primarily to real estate rental obligations, over the following 5 years.

9. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In January 2006, the Board of Directors authorized the Company to repurchase up to $100 million of common stock under a common stock repurchase program which expires on January 31, 2008. In the three months ended September 30, 2006, the Company repurchased 5,005,453 shares of common stock at an average purchase price of approximately $8.49 per share, including commissions, for an aggregate purchase price of approximately $42.5 million. In the nine months ended September 30, 2006, the Company repurchased 6,694,128 shares of common stock at an average purchase price of approximately $9.67 per share, including commissions, for an aggregate purchase price of approximately $64.7 million.

In November 2003, the Board of Directors authorized the Company to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased the Company’s stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. In the three months ended September 30, 2005, the Company repurchased 850,000 shares of common stock at an average price of approximately $11.23 per share, including commissions, for an aggregate purchase price of approximately $9.5 million. In the nine months ended September 30, 2005, the Company repurchased 3,244,500 shares of common stock at an average price of approximately $10.47 per share, including commissions, for an aggregate purchase price of approximately $34.0 million.

Restricted Stock

During the nine months ended September 30, 2006, the Company granted 540,564 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The restricted shares granted in 2006 had a weighted average fair value of $13.54 per share based on the closing price of the Company’s common stock on the date of grant. During the year ended December 31, 2005, the Company granted 725,837 shares of restricted common stock to employees and members of the Board of Directors in exchange for $0.01 per share. The restricted shares granted in 2005 had a weighted average fair value of $10.06 per share based on the closing price of the Company’s common stock on the date of grant. The intrinsic value of the restricted shares was measured using the closing price on the date of grant. The restricted shares vest at a rate of 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The Company is recognizing the compensation expense over the three year vesting period. Approximately $1.0 million and $2.6 million of compensation expense related to the restricted stock was recognized in the three and nine months ended September 30, 2006, respectively. Approximately $0.7 million and $1.4 million of compensation expense related to restricted stock was recognized in the three and nine months ended September 30, 2005, respectively.

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

	Customer A	Customer B
Three months ended:
September 30, 2006	27%	17%
September 30, 2005	28%	21%
Nine months ended:
September 30, 2006	26%	17%
September 30, 2005	27%	22%

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

The agencies of Digitas Inc. (NASDAQ: DTAS) help blue-chip global brands develop, engage and profit from their customers through digital, direct and indirect relationships. Driving accountable and measurable relationship engines, the agencies are known for combining creativity and customer insight with analytics, measurement and strategy across digital and direct media. The Digitas LLC agency (www.digitas.com), founded in 1980, has locations in Boston, Chicago, Detroit and New York. The Digitas LLC agency has relationships with clients such as American Express, AT&T and General Motors. MBC (www.mbcnet.com), founded in 1989 and acquired by Digitas Inc. in January 2006, is located in Philadelphia. MBC has long-term relationships with clients such as AstraZeneca International, Bristol-Myers Squibb and Wyeth. The Modem Media agency (www.modemmedia.com), founded in 1987 and acquired by Digitas Inc. in October 2004, has locations in Atlanta, London, New York, Norwalk and San Francisco. The Modem Media agency has relationships with clients such as Delta Air Lines, Heineken and Kraft Foods. In total, Digitas Inc. and its three agencies employ approximately 2,000 professionals.

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

Because we derive substantially all of our revenue from the hourly billings of our employees, our utilization of those employees is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total number of billable hours worked by our billable employees during the measurement period by the number of hours available to be worked during that period. Utilization was 65% for the quarters ended September 30, 2006 and 2005. Historically, our largest relationships have the highest utilization rates, as we are more able to efficiently use resources to serve the client demand. As we are able to scale additional client relationships, utilization rates tend to increase.

On January 31, 2006, we acquired MBC, a privately owned Philadelphia-based company offering direct and digital marketing professional services to pharmaceutical and healthcare marketers. MBC operates as our third agency and employs approximately 160 employees. We agreed to the transaction based on our belief that it would provide added value to our shareholders, by providing us with additional expertise in digital and direct marketing in the pharmaceutical and healthcare industries. The purchase price included an initial payment made at the closing and contingent payments to be made on specified future dates if MBC meets performance goals established in the purchase agreement. The aggregate initial payment was approximately $36.5 million, consisting primarily of 594,224 shares of our common stock with a value of $7.9 million, based on the average closing price on the two days before through the two days after the announcement date of the transaction for accounting purposes, and cash of approximately $27.8 million. The cash paid as part of the acquisition included approximately $5.3 million required under the agreement for the excess of MBC’s assets over its liabilities on the acquisition date. We also recorded merger-related transaction costs of $0.8 million, consisting primarily of legal and accounting advisory fees. The results of MBC since January 31, 2006 have been included in our consolidated financial statements. MBC operates as a wholly-owned subsidiary and is included as part of our only segment.

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

In connection with the purchase agreement, we also entered into a key employee retention plan with some of the employees of MBC. The plan provides for an initial award and an additional contingent award based on MBC’s financial performance from 2006 to 2008. The initial award and additional award, if any, will be paid in March 2009. Participants are subject to continuing employment provisions to receive payment under the plan. We are recognizing our current estimate of the value of the plan as compensation expense on a straight line basis over the three year service period, at a rate of approximately $1.5 million per year. In the three and nine months ended September 30, 2006, we have recorded approximately $0.4 million and $1.0 million of compensation expense, respectively, related to these awards.

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

Of the $31.5 million of acquired intangible assets, $3.9 million was assigned to a registered trademark, which has an indefinite life and is not subject to amortization, $11.1 million was assigned to a customer base that is being amortized over the estimated useful life of seven years, and the reminder was assigned to goodwill.

During the three and nine months ended September 30, 2006, we recorded net purchase price allocation adjustments of $0.1 million related to the MBC acquisition as a reduction to goodwill. The adjustments relate primarily to a decrease in the provision for doubtful accounts based upon collections of acquired receivables, offset by additional legal and accounting merger-related transaction costs.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of adoption on our financial position and results of operations.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) requires entities to recognize compensation expense for all stock-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those stock-based payments (with limited exceptions), adjusted for expected forfeitures. We adopted SFAS No. 123(R) in the first quarter of 2006 using the modified prospective application method. Prior to the adoption of SFAS No. 123(R) in the first quarter of 2006, we followed the intrinsic value method in accordance with APB Opinion No. 25 to account for all stock-based payments to employees and directors. We typically grant stock options with an exercise price equal to the fair market value of the common stock on the date of grant. In connection with the acquisition of Modem Media in October 2004, we assumed Modem Media options with a fair value of $13.6 million. Prior to the adoption of SFAS No. 123(R), compensation expense was not recognized from option grants to employees and directors other than those related to the Modem Media options assumed. In addition, compensation expense was recognized in connection with the restricted stock grants to employees and directors beginning in April 2005. SFAS No. 123(R) did not change the method for determining the fair value of restricted stock grants to employees and directors.

We utilize the straight-line amortization method for recognizing stock-based compensation expense under SFAS No. 123(R). We recorded $2.4 million and $6.6 million of compensation expense, net of tax, in the three and nine months ended September 30, 2006, respectively, for stock-based payment awards made to our employees and directors consisting of stock options and non-vested stock awarded based on the estimated fair values. As of September 30, 2006, there was $14.5 million of total unrecognized compensation cost related to stock option stock-based compensation arrangements that we expect to recognize over a weighted average period of 1.3 years. As of September 30, 2006, there was $10.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements that we expect to recognize over a weighted average period of 1.6 years.

In connection with the adoption of SFAS No. 123(R), we recorded approximately $0.5 million related to the cumulative effect of the change in accounting principle. The cumulative effect relates to a reduction of expense recognized in prior periods for the recognition of estimated forfeitures on unvested restricted stock grants as of the adoption date. The cumulative effect resulted in no impact to our earnings per share calculation in the three and nine months ended September 30, 2006.

Restructuring

As part of our restructuring costs, we may provide for the estimated costs of the net lease expense for office space that is no longer being utilized. The provision is equal to the future minimum lease payments under our contractual obligations offset by estimated future sublease income. In determining these estimates, we evaluated the timing and our potential to sublease our excess space and our ability to renegotiate various leases at more favorable terms. These sublease estimates, that are made in consultation with our real estate advisers, are based on current and projected conditions at that time in the real estate and economic markets in which we have excess office space. If actual market conditions are more or less favorable than those we project, we may be required to record or reverse restructuring expenses associated with our excess office space.

Our restructuring expenses may include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. We record these one-time termination benefits upon incurring the liability provided that the employees are notified, the plan is approved by the appropriate level of management, the employees to be terminated and the expected completion date are identified, and the benefits the identified employees will be paid are established. Significant changes to the plan are not expected when we record the costs. In recording the workforce reduction and related costs, we estimate related costs such as taxes and outplacement services which may be provided under the plan. If changes in these estimated services occur, we may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs.

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Summary. In the three months ended September 30, 2006, we saw an increase in demand for our services compared to the same period in 2005. During the three months ended September 30, 2006, fee revenues increased by $10.1 million, or 11.8%, to $95.6 million from $85.5 million in the three months ended September 30, 2005. That increase was primarily the result of revenues generated by our acquisition of MBC, which was acquired in January 2006, as well as higher revenue from some of our more significant clients. Net income was $6.2 million, or $0.07 per diluted share, for the three months ended September 30, 2006, compared to net income of $8.0 million, or $0.08 per diluted share, for the three months ended September 30, 2005. We adopted the provisions of SFAS No. 123(R) during the three months ended March 31, 2006. SFAS No. 123(R) requires us to recognize compensation expense for all stock-based awards to employees and directors. In the three months ended September 30, 2006, we recognized approximately $2.4 million of compensation expense related to stock-based awards under the new requirements. In the three months ended September 30, 2006, we also recorded restructuring expenses totaling $2.4 million, in response to changes in client needs and levels of demand for our services in certain markets. We evaluated our staffing levels and implemented a plan to eliminate approximately 50 positions. This plan consisted solely of one-time termination benefits related to the workforce reduction and associated costs, We recorded no restructuring expense during the three months ended September 30, 2005.

Revenue. Total revenue for the three months ended September 30, 2006 increased by $53.1 million, or 39.5%, to $187.4 million from $134.3 million for the same period of 2005. Total fee revenue for the three months ended September 30, 2006 increased by $10.1 million, or 11.8%, to $95.6 million from $85.5 million for the same period in 2005. The increase in fee revenue is primarily a result of revenues generated by our acquisition of MBC, which was acquired in January 2006, as well as higher revenue from some of our more significant clients. The increase in total revenue includes an increase in pass-through revenue of $43.0 million, or 88.2%, from the three months ended September 30, 2005. The increase in pass-through revenue is primarily a result of an increase in media programs and production costs by our clients in the third quarter of 2006. We currently anticipate that fee revenue in the fourth quarter of 2006 will remain relatively consistent with levels during the third quarter of 2006.

We attempt to limit our concentration of credit risk by securing clients with significant assets or liquidity. While we enter into written agreements with our clients, most of these contracts are terminable by the client without penalty on 30 to 90 days written notice. For the three months ended September 30, 2006, our two largest clients, American Express and General Motors, accounted for approximately 44% of our total fee revenue, or 27% and 17% of our total fee revenue, respectively. For the three months ended September 30, 2005, our two largest clients, American Express and General Motors, accounted for approximately 49% of our total fee revenue, or 28% and 21% of our total fee revenue, respectively.

Professional services costs. Professional services costs for the three months ended September 30, 2006 increased by $5.6 million, or 10.7%, to $58.3 million from $52.7 million in the same period of 2005. Professional services costs represented 61% and 62% of fee revenue in the three months ended September 30, 2006 and 2005, respectively. The increase in professional services costs is mainly the result of higher compensation costs, including the compensation cost added as a result of our acquisition of MBC, increased base compensation year over year, as well as approximately $2.1 million in stock-based compensation which includes our adoption of the provisions of SFAS No. 123(R). We have added over 250 billable employees since the third quarter of 2005, including approximately 130 employees as a result of our acquisition of MBC in January 2006. Professional services costs as a percentage of fee revenue for the three months ended September 30, 2006 was relatively flat compared to levels for the three months ended September 30, 2005, as additional compensation expense recorded in connection with the adoption of SFAS No. 123(R) in 2006 was offset by higher revenue levels from some of our more significant clients and additional revenues generated by our acquisition of MBC. We currently anticipate that professional services costs as a percentage of fee revenue will remain consistent with current levels for the remainder of 2006.

Pass-through expenses. Pass-through expenses are reimbursable costs incurred by Digitas on behalf of our clients. Pass-through expenses include payments to vendors for media and production services and postage and travel-related expenses. Pass-through expenses for the three months ended September 30, 2006 increased by $43.0 million, or 88.2%, to $91.8 million from $48.8 million in the same period of 2005. The increase in pass-through expenses was attributable to an increase in media programs and production costs for our clients. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2006 increased by $3.8 million, or 15.0%, to $29.0 million, from $25.2 million in the same period of 2005. As a percentage of fee revenue, selling, general and administrative expenses were 30% in the three months ended September 30, 2006 compared to 29% the same period of 2005. Of the $3.8 million increase in selling, general and administrative expenses, approximately $1.9 million is the result of increased compensation costs due to the acquisition of MBC, higher base compensation, severance expense, and approximately $0.4 million in stock based compensation which includes our adoption of the provisions of SFAS No. 123(R). We have added over 50 non-billable employees since the third quarter of 2005, including approximately 30 employees as a result of our acquisition of MBC in January 2006. In addition, the increase in selling, general and administrative expenses resulted from a $0.4 million increase relating to additional office expense, $0.7 million relating to additional depreciation and $0.5 million in travel-related expenses. We currently expect that for the fourth quarter of 2006 selling, general and administrative expenses as a percentage of fee revenue are likely to remain relatively consistent with levels during the third quarter of 2006.

Restructuring expenses, net. During the three months ended September 30, 2006, in response to changes in client needs and levels of demand for our services in certain markets, we evaluated our staffing levels and implemented a plan to eliminate approximately 50 positions. As a result, we recorded restructuring expenses totaling $2.4 million, consisting solely of one-time termination benefits related to the workforce reduction and associated costs. We recorded no restructuring expense during the three months ended September 30, 2005.

Amortization of intangible assets. Amortization of intangible assets increased by $0.4 million, or 56.7%, to $1.1 million for the three months ended September 30, 2006 from $0.7 million in the three months ended September 30, 2005. The increase is a result of the MBC acquisition in January 2006. In connection with the acquisition, we recorded an intangible asset of $11.1 million for the customer base acquired. This asset is being amortized over seven years.

Other miscellaneous income, net. Other income, net of expenses, in the three months ended September 30, 2006, increased by $0.7 million to $1.9 million from $1.2 million in the three months ended September 30, 2005. The increase in other income is related primarily to higher interest rates earned on cash, cash equivalents and short-term investment balances.

Provision for income taxes. A provision for income taxes is recorded on an interim basis based on the full year projected effective tax rate. The income tax provision for the three months ended September 30, 2006 reflects a current state income tax expense and a full valuation allowance on net operating loss carryforwards. Although we do not expect to pay cash taxes until at least 2009, based upon a review of our current and future expected taxable income and a review of our net operating loss carry forwards, we believe it is likely that we will begin to record a provision for federal taxes in our income statement beginning in the first quarter of 2007. Our deferred tax assets consist of elements related to operating losses, stock based compensation, and purchase accounting. The utilization of each of these types of deferred tax assets will have a varying impact on our results of operations and financial position The ultimate realization of deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2006, a full valuation allowance was recorded because we currently believe after considering available evidence that it is more likely than not that these assets will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period offset by tax expense on the income.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Summary. In the nine months ended September 30, 2006, we saw an increase in demand for our services compared to the same period in 2005. During the nine months ended September 30, 2006, fee revenues increased by $39.9 million, or 15.8%, to $293.3 million from $253.4 million in the nine months ended September 30, 2005. That increase was primarily the result of revenues generated by our acquisition of MBC, which was acquired in January 2006, as well as higher revenue from some of our more significant clients, partially offset by lower bonus revenue. The increase in fee revenues combined with continued control of our cost structure resulted in net income of $34.2 million, or $0.35 per diluted share, for the nine months ended September 30, 2006, compared to net income of $30.2 million, or $0.31 per diluted share, for the nine months ended September 30, 2005. We adopted the provisions of SFAS No. 123(R) during the nine months ended September 30, 2006. SFAS No. 123(R) requires us to recognize compensation expense for all stock-based awards to employees and directors. In the nine months ended September 30, 2006 we recognized approximately $6.6 million of compensation expense related to stock-based awards under the new requirements. In addition, net income in the nine months ended September 30, 2006 includes a $0.5 million increase related to the cumulative effect of the change in accounting principle. In the nine months ended September 30, 2006, we also recorded restructuring expenses totaling $2.4 million, in response to changes in client needs and levels of demand for our services in certain markets. We evaluated our staffing levels and implemented a plan to eliminate approximately 50 positions. This plan consisted solely of one-time termination benefits related to the workforce reduction and associated costs, We recorded no restructuring expense during the nine months ended September 30, 2005.

Revenue. Total revenue for the nine months ended September 30, 2006 increased by $147.2 million, or 36.2%, to $553.7 million from $406.4 million for the same period in 2005. Total fee revenue for the nine months ended September 30, 2006 increased by $39.9 million, or 15.8%, to $293.3 million from $253.4 million for the same period in 2005. Some of our contracts include a discretionary bonus provision whereby we earn additional compensation based on our performance as evaluated by our clients. We are typically informed of bonus revenue in the first and second quarters of the fiscal year. For the nine months ended September 30, 2006 and 2005, fee revenue included bonus revenue of $8.0 million and $9.9 million, respectively. The increase in total revenue and fee revenue is primarily a result of revenues generated by our acquisition of MBC, which was acquired in January 2006, as well as higher revenue from some of our more significant clients, partially offset by lower bonus revenue. The increase in total revenue includes an increase in pass-through revenue of $107.3 million, or 70.1%, from the nine months ended September 30, 2005. The increase in pass-through revenue is primarily due to an increase in media programs and production costs by our clients.

For the nine months ended September 30, 2006, our two largest clients, American Express and General Motors, accounted for approximately 43% of our total fee revenue, or 26% and 17% of our total fee revenue, respectively. For the nine months ended September 30, 2005, our two largest clients, American Express and General Motors, accounted for approximately 49% of our total fee revenue, or 27% and 22% of our total fee revenue, respectively.

Professional services costs. Professional services costs for the nine months ended September 30, 2006 increased by $25.3 million, or 17.0%, to $174.3 million from $149.0 million in the same period of 2005. Professional services costs represented 59% of fee revenue in the nine months ended September 30, 2006 and 58% of fee revenue in the nine months ended September 30, 2005. The increase in professional services costs was the result of the addition of over 250 billable employees since the third quarter of 2005, including employees from the acquisition of MBC in January 2006, as well as continued hiring throughout 2005 and 2006 to meet increased client demand. In addition, professional services costs for the nine months ended September 30, 2006 includes approximately $5.6 million in stock-based compensation which includes our adoption of the provisions of SFAS No. 123(R).

Pass-through expenses. Pass-through expenses for the nine months ended September 30, 2006 increased by $107.3 million, or 70.1%, to $260.4 million from $153.1 million in the same period of 2005. The increase in pass-through expenses was attributable to increased media programs and production costs for our clients during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Pass-through expenses are offset by pass-through revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased by $10.1 million, or 13.5%, to $84.5 million from $74.4 million in the same period of 2005. Of the $10.1 million increase in selling, general and administrative expenses, approximately $5.6 million is the result of increased compensation costs due to the acquisition of MBC, higher base compensation, severance expense, and approximately $1.0 million in stock based compensation which includes our adoption of the provisions of SFAS No. 123(R). We have added over 50 non-billable employees since the third quarter of 2005, including approximately 30 employees as a result of our acquisition of MBC in January 2006. In addition, the increase in selling, general and administrative expenses resulted from a $1.4 million increase relating to additional office expense, a $1.8 million increase relating to additional depreciation and a $1.2 million increase in travel-related expenses. This was offset by a $1.8 million decrease in placement and relocation expenses and a $0.3 million decrease in rent expenses. Selling, general and administrative expenses remained flat at 29% of fee revenue in the nine months ended September 30, 2006 and 2005.

Restructuring expenses, net. During the nine months ended September 30, 2006, in response to changes in client needs and levels of demand for our services in certain markets, we evaluated our staffing levels and implemented a plan to eliminate approximately 50 positions. As a result, we recorded restructuring expenses totaling $2.4 million, consisting solely of one-time termination benefits related to the workforce reduction and associated costs. During the nine months ended September 30, 2006, we also recorded $10,000 of net restructuring expenses related to future obligations for excess space. The net adjustment resulted from an increase to our accrual of $630,000 for revised estimates of future obligations for excess space in New York and Norwalk, offset by a reversal of the remainder of the accrual related to our London facility. The accrual related to the London facility was reversed to reflect an agreement to vacate excess space in our London office. This amount represented the remaining accrual related to the London space, net of settlement costs, and resulted in a $620,000 decrease to the restructuring accrual. No net restructuring expenses were recorded during the nine months ended September 30, 2005.

Amortization of intangible assets. Amortization of intangible assets increased to $3.2 million in the nine months ended September 30, 2006, from $2.1 million in the nine months ended September 30, 2005. The increase is a result of the MBC acquisition in January 2006. In connection with the acquisition, we recorded an intangible asset of $11.1 million for the customer base acquired. This asset is being amortized over seven years.

Other miscellaneous income, net. Other income, net of expenses, in the nine months ended September 30, 2006, increased by $2.9 million to $6.1 million from $3.2 million in the nine months ended September 30, 2005. The increase in other income is related primarily to higher interest rates earned on cash, cash equivalents and short-term investment balances.

Provision for income taxes. A provision for income taxes is recorded on an interim basis based on the full year projected effective tax rate. The income tax provision for the nine months ended September 30, 2006 reflects a current state income tax expense and a full valuation allowance on net operating loss carryforwards. Although we do not expect to pay cash taxes until at least 2009, based upon a review of our current and future expected taxable income and a review of our net operating loss carry forwards, we believe it is likely that we will begin to record a provision for federal taxes in our income statement beginning in the first quarter of 2007. Our deferred tax assets consist of elements related to operating losses, stock based compensation, and purchase accounting. The utilization of each of these types of deferred tax assets will have a varying impact on our results of operations and financial position The ultimate realization of deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2006, a full valuation allowance was recorded because we currently believe after considering available evidence that it is more likely than not that these assets will not be realized. If we generate future taxable income against which these tax attributes may be applied, some portion of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period offset by tax expense on the income.

Liquidity and Capital Resources

We fund our operations primarily through cash generated from operations and proceeds from the exercise of common stock options.

Cash and cash equivalents and working capital

Cash and cash equivalents decreased from $180.3 million at December 31, 2005 to $97.6 million at September 30, 2006. Cash provided by operations for the nine months ended September 30, 2006 was $13.7 million. Cash provided by operations was primarily net income for the period plus an increase in accounts payable resulting from the timing of payments to vendors and a decrease in prepaid expenses. These increases in cash and cash equivalents were offset by an increase in unbilled receivables due to timing of billings to clients, particularly related to our increased volume of pass-through revenues, and a decrease in billings in excess of costs at September 30, 2006. During the nine months ended September 30, 2006, we paid executive bonuses of approximately $16.8 million resulting in a decrease to accrued compensation. Cash used in investing activities for the nine months ended September 30, 2006 was $43.4 million, consisting of approximately $19.4 million paid for the acquisition of MBC, net of cash acquired, net purchases of short-term investments of $12.8 million and $11.2 million of capital expenditures. Cash used in financing activities for the nine months ended September 30, 2006 was $53.0 million, consisting primarily of payments for the repurchase of common stock of $64.7 million, including commissions, offset by the proceeds of $11.8 million from the exercise of employee stock options and the sale of common stock through the employee stock purchase plan.

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

As of September 30, 2006, amounts borrowed under the revolving credit facility bear interest at either the prime rate or at a Eurocurrency rate plus applicable margin of 2.25%. Additionally, we are required to pay a commitment fee of 0.25% of the average daily unused amount of the revolving credit and a letter of credit fee of 2.25% of the face amount of outstanding letters of credit. Under the terms of the credit facility, we must comply with various financial and non-financial covenants.

As of September 30, 2006, we were in compliance with all of our covenants under the credit facility. Borrowings under the credit facility are secured by substantially all of our assets. At September 30, 2006, we had no borrowings under the revolving credit facility and approximately $9.3 million outstanding under standby letters of credit, leaving approximately $20.7 million available for future borrowings.

Stock Repurchase Program

In January 2006, the Board of Directors authorized the repurchase of up to $100 million of common stock between February 1, 2006 and January 31, 2008 under a common stock repurchase program. In the three months ended September 30, 2006, we repurchased 5,005,453 shares of common stock at an average price of approximately $8.49 per share, including commissions, for an aggregate purchase price of approximately $42.5 million. In the nine months ended September 30, 2006, we repurchased 6,694,128 shares of common stock at an average price of approximately $9.67 per share, including commissions, for an aggregate purchase price of approximately $64.7 million.

In November 2003, the Board of Directors authorized us to repurchase up to $20 million of common stock between December 13, 2003 and June 30, 2005 under a common stock repurchase program. In July 2004, the Board of Directors increased our stock repurchase program from $20 million to $70 million and extended the term through December 31, 2005. During the three months ended September 30, 2005, we repurchased 850,000 shares of common stock at an average price of approximately $11.23 per share, including commissions, for an aggregate purchase price of approximately $9.5 million. During the nine months ended September 30, 2005, we repurchased 3,244,500 shares of common stock at an average price of approximately $10.47 per share, including commissions, for an aggregate purchase price of approximately $34.0 million. Upon the completion of this common stock repurchase program in December 2005, we had repurchased 5,552,657 shares of common stock at an average price of approximately $10. 23 per share, including commissions, for an aggregate purchase price of $56.8 million.

Restructuring

During the nine months ended September 30, 2006, in response to changes in client needs and levels of demand for our services in certain markets, we evaluated our staffing levels and implemented a plan to eliminate approximately 50 positions. As a result, we recorded restructuring expenses totaling $2.4 million, consisting solely of one-time termination benefits related to the workforce reduction and associated costs.

We continue to evaluate our alternatives and monitor our restructuring accrual on a quarterly basis to reflect new developments and prevailing economic conditions in the real estate markets in which we lease office space. In the nine months ended September 30, 2006, we also recorded a reduction to the restructuring accrual of $620,000 to reflect an agreement to vacate excess space in our London office. This amount represents the remaining accrual related to the London space, net of settlement costs including the buy-out of the remainder of the lease. We also recorded an adjustment to the restructuring accrual to reflect estimated additional future expense obligations for our excess space in New York and Norwalk. The adjustment resulted in an increase to the accrual of $630,000. Sublease estimates, which were made in consultation with our real estate advisers, were based on current and projected conditions at the time in the real estate and economic markets in which we determined we had excess office space.

At September 30, 2006, 148,000 square feet of identified excess office space had been subleased and approximately 30,000 square feet of office space identified as excess space remained available for sublease. For the nine months ended September 30, 2006 and 2005, cash expenditures related to restructuring activities were $4.5 million and $13.1 million, respectively. As of September 30, 2006, total remaining net cash expenditures related to restructuring activities were $15.9 million. Approximately $2.1 million in net cash expenditures is expected in the fourth quarter of 2006, and the remaining net cash expenditures of approximately $13.8 million, related primarily to real estate rental obligations, over the following 5 years.

The following is a summary of restructuring activity since December 31, 2005 (dollars in thousands):

	Accrued Restructuring at December 31, 2005	Utilization 2006	Expenses / Adjustments 2006	Accrued Restructuring at September 30, 2006
Workforce reduction and related costs	$75	$(332)	$2,380	$2,123
Consolidation of facilities	17,856	(4,126)	10	13,740

Total	$17,931	$(4,458)	$2,390	$15,863

Other debt and commitments

The following table summarizes our contractual cash commitments as of September 30, 2006. (Note: interest expense is included in payments due by period where applicable.)

	Payments Due by Period (in thousands)
	Total	2006	2007-2008	2009–2010	2011 and thereafter
Operating leases	$257,485	$6,210	$50,468	$44,833	$155,974
Notes payable	177	22	149	6	—

Total gross obligations	257,662	6,232	50,617	44,839	155,974

Non-cancelable sublease income	(10,754)	(746)	(6,209)	(3,654)	(145)

Total net obligations	$246,908	$5,486	$44,408	$41,185	$155,829

As of September 30, 2006, all minimum sublease income due in the future under non-cancelable subleases is related to restructured facilities, with the exception of a sublease with a third party subtenant to offset the liability recorded in connection with Modem Media’s assumption of the CentrPort operating lease.

Operating leases. We lease office facilities and some of our office equipment under cancelable and non-cancelable operating lease agreements expiring at various dates through November 2021. In March 2006, we entered into an agreement to lease approximately 240,000 square feet of office space in New York City, including an extension of our lease on our current New York City office space. The lease commenced in March 2006 for a portion of the space and contains staggered occupancy dates from 2006 through 2011. We began recording rent expense on the initial portion of the facility when we commenced construction of improvements to the space in March 2006. Rental payments on the initial portion of the facility will commence in November 2006. The lease expires in November 2021. Total base rent contractual obligations under the lease are $107.6 million, approximately $13 million of which will be paid in the first five years of the lease. Amounts due under the lease are included in the table above. Rent payments due in the future for both operating and restructured office space are reflected in the cash obligations table above.

Notes payable. In connection with the acquisition of Modem, we acquired debt of $0.4 million related to amounts advanced to Modem in November 2000 for leasehold improvements at our Norwalk, Connecticut office. Payments for these advances are being made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these notes payable was $0.2 million as of September 30, 2006.

Given current revenue projections as well as our cash resources as of September 30, 2006, we believe that we have sufficient working capital and liquidity to support our operations, as well as continue to make strategic investments over the next twelve months. However, if we need additional capital to fund future investment and acquisition activity, we may seek to raise additional capital through offerings of our stock, or through debt financing. There can be no assurance, however, that we will be able to raise additional capital on terms that are favorable, or at all.

Forward-looking Statements

Statements contained in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. In some instances, you can identify forward-looking statements by the fact that we use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, any statements contained herein regarding expectations with respect to our future revenues, expenses (including professional services costs, selling, general and administrative expenses, expenses tied to non-fixed interest rates, stock-based compensation and recognition of compensation costs), taxes, utilization rates, working capital and capital expenditure requirements, contingent payments related to acquisitions, resolution of any litigation, or our restructuring of real estate obligations are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected or implied in those forward-looking statements. Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2005 sets forth risks and uncertainties that could cause actual results to differ from the results contemplated by the forward-looking statements contained in this quarterly report. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2006, the Board of Directors authorized the Company to repurchase up to $100 million of common stock under a common stock repurchase program which expires on January 31, 2008. In the three months ended September 30, 2006, the Company repurchased 5,005,453 shares of common stock at an average purchase price of approximately $8.49 per share, including commissions, for an aggregate purchase price of approximately $42.5 million. In the nine months ended September 30, 2006, the Company repurchased 6,694,128 shares of common stock at an average purchase price of approximately $9.67 per share, including commissions, for an aggregate purchase price of approximately $64.7 million.

The following table shows the monthly activity related to the Company’s stock repurchase program for the three month period ended September 30, 2006:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2006 through July 31, 2006	2,275,953	$8.45	2,275,953	$58,530,000
August 1, 2006 through August 31, 2006	2,729,500	$8.51	2,729,500	$35,289,000
September 1, 2006 through September 30, 2006	—	$—	—	$35,289,000

Total	5,005,453	$8.49	5,005,453	$35,289,000

Item 6. Exhibits

Exhibits

Exhibit No.	Exhibit Index Title	Method of Filing
31.1	Rule 13a-14(a) / 15d-14(a) Certification	Filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAS INC.

Date: November 9, 2006	/s/ Brian K. Roberts
Brian K. Roberts
Chief Financial Officer
(Authorized Officer and Principal Executive Officer)